Form 10-Q
period 1996-06-30
THERAPEUTIC DISCOVERY CORP
filed 1996-08-12
CIK 899753

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q


  X    Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
 ---   Exchange Act of 1934

       For the quarterly period ended  JUNE 30, 1996
                                       -------------

                                     or

 --- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

       For the transition period from ______ to ______

                        Commission File Number 0-21478
                                               -------


                       THERAPEUTIC DISCOVERY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                               94-3173191
          -------------------------------                ------------------
          (State or other jurisdiction of                 (I.R.S. Employer
           incorporation or organization)                Identification No.)

1375 California Avenue, P.O. Box 10051, Palo Alto, CA       94303-0806
- -----------------------------------------------------      ------------
      (Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code (415) 496-8200
                                                   --------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X   No
                               ---     ---
Number of shares outstanding of each of the registrant's classes of common stock as of August 9, 1996

Class A Common Stock, $.01 par value - 7,734,424 shares

Class B Common Stock, $.01 par value -       100 shares

Part I.   FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS



                        THERAPEUTIC DISCOVERY CORPORATION
                          (a development stage company)

                       Statement of Operations (unaudited)
             (in thousands, except number of shares and per share data)



                                                                                                  Period From
                                          Three Months Ended           Six Months Ended            Inception
                                                June 30,                    June 30,            (November 1992)
                                         1996             1995        1996           1995      to June 30, 1996
                                      ----------       ---------   ----------     -----------  ----------------
REVENUES:

     Net interest and investment
      income                          $    1,993       $   3,900   $    4,665     $     6,806    $  30,786

EXPENSES:

     Research and development             28,312          14,464       49,886          26,660      155,311
     General and administrative              705             557        1,254           1,166        7,699
                                      ----------      ----------   ----------     -----------    ---------
          Total expenses                  29,017          15,021       51,140          27,826      163,010
                                      ----------      ----------   ----------     -----------    ---------
Loss before tax                          (27,024)        (11,121)     (46,475)        (21,020)    (132,224)
                                      ----------      ----------   ----------     -----------    ---------
Income tax                                     -               -            -               -          301
                                      ----------      ----------   ----------     -----------    ---------
Net loss                              $  (27,024)     $  (11,121)  $  (46,475)    $   (21,020)   $(131,923)
                                      ----------      ----------   ----------     -----------    ---------
                                      ----------      ----------   ----------     -----------    ---------
Net loss per common share             $    (3.49)     $    (1.44)  $    (6.01)    $    (2.72)
                                      ----------      ----------   ----------     -----------
                                      ----------      ----------   ----------     -----------
Weighted average common shares         7,734,524       7,734,524    7,734,524      7,734,524
                                      ----------      ----------   ----------     -----------
                                      ----------      ----------   ----------     -----------

                             See accompanying notes.

                          THERAPEUTIC DISCOVERY CORPORATION
                            (a development stage company)

                               Balance Sheet (unaudited)
             (in thousands, except number of shares and per share data)

                                                      June 30,    December 31,
                                                        1996         1995
                                                      --------     --------
ASSETS
Current assets:
     Cash and cash equivalents                        $ 12,040     $ 13,314
     Short-term investments                            120,979      163,294
     Interest receivable                                 1,508        1,427
     Prepaid expenses and other
          current assets                                 1,320          278
                                                      --------     --------
               Total current assets                    135,847      178,313

Long-term assets:
     Employee loans, long-term                             300          300
     Prepaid expenses and other
          long-term assets                                   -        1,094
     Organization costs, (net of
          accumulated amortization)                      1,373        1,730
                                                      --------     --------
Total assets                                          $137,520     $181,437
                                                      --------     --------
                                                      --------     --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Payable to ALZA Corporation                      $ 20,741     $ 16,817
     Accounts payable                                        -            1
     Other current liabilities                              96          147
                                                      --------     --------
          Total current liabilities                     20,837       16,965

Long-Term Liabilities:
     Deferred compensation                                  12            -
                                                      --------     --------
Total liabilities                                       20,849       16,965

Stockholders' equity:
     Class A Common Stock, $.01 par
          value, 12,000,000
          shares authorized, 7,734,424
          issued and outstanding                            77           77
     Class B Common Stock, $.01 par
          value, 100 shares authorized,
          issued and outstanding                             -            -
     Additional paid-in capital                        251,643      251,650
     Net unrealized losses on
          available-for-sale securities                 (1,670)        (262)
     Deficit accumulated during the
          development stage                           (131,923)     (85,448)
     Deferred compensation                              (1,456)      (1,545)
                                                      --------     --------
          Total stockholders' equity                   116,671      164,472
                                                      --------     --------
Total liabilities and stockholders' equity            $137,520     $181,437
                                                      --------     --------
                                                      --------     --------

                                 See accompanying notes.

                         THERAPEUTIC DISCOVERY CORPORATION
                           (a development stage company)

              Condensed Consolidated Statement of Cash Flows (unaudited)
                                   (in thousands)

                                                                                Period From
                                                          Six Months Ended       Inception
                                                               June 30,      (November 1992) to
                                                         1996         1995      June 30, 1996
                                                         ----         ----      -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                              $ (46,475)  $ (21,020)    $ (131,923)
Adjustments to reconcile net loss
     to net cash used in operating
          activities:
     Amortization of organization costs                     358         358          2,208
     Amortization of deferred compensation                   82          70            484
     (Increase) decrease in assets:
          Interest receivable                               (81)        577         (1,508)
          Other receivable                                    -         252           (252)
          Organization costs                                  -           -         (3,581)
          Prepaid expenses                                   52        (229)        (1,068)
     Increase (decrease) in liabilities:
          Payable to ALZA Corporation                     3,924       2,161         20,741
          Accounts payable                                   (1)         (3)             -
          Other current liabilities                         (51)        (31)            96
          Long term liabilities                              12           -             12
                                                       --------    --------     -----------
               Total adjustments                          4,295       3,155         17,132
                                                       --------    --------     -----------
                    Net cash used in operating
                      activities                        (42,180)    (17,865)      (114,791)

CASH FLOWS FROM INVESTING ACTIVITIES:

     Investments in available-for-sale
          securities                                    (25,667)    (32,690)    (1,363,067)
     Sale of available-for-sale securities               58,503      54,711        744,199
     Maturities of available-for-sale
          securities                                      8,070       3,041        496,221
     Employee loans, long-term                                -           -           (300)
                                                       --------    --------     -----------
                    Net cash provided by
                      (used in) investing activities     40,906      25,062       (122,947)

CASH FLOWS FROM FINANCING ACTIVITIES:

     Issuance of Class B Common Stock                         -           -              2
     Issuance of Class A Common Stock, net of
       issuance costs                                         -           -        249,776
                                                       --------    --------     -----------
                    Net cash provided by financing
                      activities                              -           -        249,778
                                                       --------    --------     -----------
Net increase (decrease) in cash and
     cash equivalents                                    (1,274)      7,197         12,040

Cash and cash equivalents at beginning of period         13,314      20,050              -
                                                       --------    --------     -----------
Cash and cash equivalents at end of period             $ 12,040    $ 27,247     $   12,040
                                                       --------    --------     -----------
                                                       --------    --------     -----------

                                 See accompanying notes.

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996

                        NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     Therapeutic Discovery Corporation ("TDC") was incorporated in Delaware on November 12, 1992 and commenced operations on June 11, 1993. Since it commenced operations, TDC has been engaged in selecting and developing new human pharmaceutical products (the "TDC Products") combining the proprietary drug delivery technologies of ALZA Corporation ("ALZA") with various drug compounds. TDC's principal activities consist of research and development activities under its agreements with ALZA.

      Under generally accepted accounting principles, TDC is considered a development stage company and, accordingly, must present financial information for the three and six months ended June 30, 1996 and 1995 and for the period from inception (November 1992) to June 30, 1996.

     The information at June 30, 1996, for the three and six months ended June 30, 1996 and 1995, and for the period from inception (November 1992) to June 30, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of TDC believes necessary for fair presentation of the results for such periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements of TDC for the year ended December 31, 1995 included in TDC's 1995 Annual Report on Form 10-K.

2.   SHORT-TERM INVESTMENTS

     TDC has classified its entire investment portfolio as available-for-sale. Although TDC does not intend to dispose of all of the securities in its investment portfolio within one year, TDC's investment portfolio is available for current operations and, therefore, has been classified as a current asset.

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996


The following is a summary of available-for-sale securities at June 30, 1996:


                                          Available-for-Sale Securities
                                          -----------------------------
                                                                               Estimated
                                                   Unrealized    Unrealized      Fair
(in thousands)                          Cost          Gains        Losses        Value
                                    ---------      ----------    ----------    ---------

U.S. Treasury securities
     and obligations of U.S.
     government agencies            $  70,814        $    9      $   (958)    $  69,865

Collateralized mortgage
     obligations and asset
     backed securities                 28,317             5          (478)       27,844

Corporate securities                   33,846            14          (262)       33,598
                                    ---------        ------      ----------   ---------
                                    $ 132,977        $   28      $ (1,698)    $ 131,307
                                    ---------        ------      ----------   ---------
                                    ---------        ------      ----------   ---------


     The amortized cost and estimated fair value of debt and marketable securities at June 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                          Estimated
                                                            Fair
(in thousands)                               Cost           Value
                                          ---------      ----------

Due in one year or less                   $  55,540      $  55,438
Due after one year through
     four years                              66,627         65,425
Due after four years through
     eight years                             10,810         10,444
                                          ---------      ---------
                                          $ 132,977      $ 131,307
                                          ---------      ---------
                                          ---------      ---------

     The difference between the total estimated fair value as given in the above tables and the total of cash and cash equivalents and short-term investments on the balance sheet is due to the inclusion of TDC's cash in bank of approximately $ 1.7 million in cash and cash equivalents on the balance sheet.

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996




3.   ARRANGEMENTS WITH ALZA CORPORATION

     TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. In connection with the distribution to ALZA stockholders of a special dividend of units (each unit included one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock at an exercise price of $65 per share), ALZA made a $250 million cash contribution to TDC's capital. The cash is being used primarily to fund activities under a development agreement (the "Development Contract") between ALZA and TDC pursuant to which ALZA conducts research and development activities on behalf of TDC. In accordance with TDC's Restated Certificate of Incorporation, on June 11, 1996, the units split into their component securities--TDC Class A Common Stock and ALZA warrants. As a result of the split, both securities are listed and trade separately on NASDAQ. The trading symbol for the TDC Class A Common Stock is "TDCA".

     The arrangements between ALZA and TDC are complex and are incorporated in various agreements between the parties and in TDC's Restated Certificate of Incorporation.


Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS

     NOTICE CONCERNING FORWARD-LOOKING STATEMENTS - Some of the statements made in this quarterly report on Form 10-Q are forward-looking in nature, including but not limited to product development plans and other statements that are not historical facts, and statements including forms of the words "intend", "believe", "will", "may", "expect", "anticipate" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events which are unpredictable or outside TDC's control and various risk factors that could cause TDC's actual results to be materially different from those anticipated in any forward-looking statements. Many of the significant risks are described in TDC's 1995 Annual Report on Form 10-K and include, without limitation, risks associated with product development, risks relating to clinical development, changes in the health care marketplace, regulatory risks and risks related to patent and intellectual property matters, market acceptance of products (including third-party reimbursement) and competition.

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996


LIQUIDITY AND CAPITAL RESOURCES

     TDC was formed in November 1992 by ALZA and was fully capitalized and commenced operations in June 1993 with approximately $250 million in cash contributed by ALZA. At June 30, 1996, TDC had cash and cash equivalents, and short-term investments of approximately $133 million, as compared with approximately $177 million at December 31, 1995.

     TDC's cash expenditures for operating activities were approximately $42.2 million for the six months ended June 30, 1996, as compared with $17.9 million for the six months ended June 30, 1995. Cash expenditures for operating activities were approximately $114.8 million for the period from inception (November 1992) to June 30, 1996 and differ from TDC's net losses of approximately $131.9 million for the same period due primarily to the amount payable to ALZA for research and development and amortization of organization expenses. TDC's remaining cash, plus interest earned thereon, less administrative expenses, is being used primarily to fund the development of TDC Products under the Development Contract. The rate at which cash is used to fund these activities is anticipated to continue at approximately current levels during the remainder of 1996. However, several factors may impact the level and timing of TDC funding, including any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its license option with respect to any TDC Product, any reduction in the number of projects advancing to or continuing in later stages of development or any adjustments in the rates of spending on products currently in development. Funds not immediately required for development activities and administrative expenses have been invested in low risk securities. As TDC's funds are utilized under the Development Contract, lower cash balances will be available for investment.

     If expenditures on products by TDC were to continue at approximately current levels, it can be expected that the amount of cash available for product development would be exhausted within the next 12 to 18 months.
Under TDC's Restated Certificate of Incorporation, ALZA has the right, but not the obligation, to purchase all (but not less than all) of the TDC Class A Common Stock (the "Purchase Option"). A complete discussion of the Purchase Option is contained in TDC's 1995 Annual Report on Form 10-K. The Purchase Option will terminate at the earlier of (a) December 31, 1999 (subject to certain adjustments extending such date) or (b) the 60th day after the later of the filing or the due date of a Form 10-K or Form 10-Q of TDC containing a balance sheet showing less than $5 million of cash, cash equivalents and short-term and long-term investments.

     At June 30, 1996, the cost of short-term investments exceeded their fair value by approximately $1.7 million.

RESULTS OF OPERATIONS

     Revenues, consisting of net interest and investment income earned on invested funds, were approximately $2.0 million and $4.7 million for the three and six months ended June 30, 1996, as compared with approximately $3.9 million and $6.8 million for the three and six months ended June 30, 1995. Revenues totaled approximately $30.8 million for the period from inception (November
1992) to June 30, 1996. For the six months ended June 30, 1996, interest and investment income is lower than in the six months ended June 30, 1995 as a result of lower cash balances available for investment. As TDC's funds are utilized under the Development Contract, lower cash balances will be available for investment, and therefore net interest income is expected to decrease. TDC does not

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996


anticipate significant revenues, other than from interest and investment income, in the future while products are under development and applications for regulatory approval are submitted and reviewed.

     TDC spent approximately $28.3 million and $49.9 million on research and development activities in the three and six months ended June 30, 1996, as compared with approximately $14.5 million and $26.7 million in the three and six months ended June 30, 1995. Research and development expenses have totaled approximately $155.3 million for the period from inception (November 1992) to June 30, 1996. Research and development expenditures have been increasing, as expected, as activities increase and as products reach and continue in later stages of development. TDC's research and development expenses are expected to continue at approximately current levels during the remainder of 1996 subject to, as discussed above, the occurrence of various events which may impact the level and timing of TDC's expenditures on research and development.

     TDC incurred general and administrative expenses of approximately $0.7 million and $1.3 million for the three and six months ended June 30, 1996, as compared to $0.6 million and $1.2 million for the three and six months ended June 30, 1995. General and administrative expenses totaled approximately $7.7 million for the period from inception (November 1992) to June 30, 1996. Expenses incurred by TDC under an administrative services agreement with ALZA were approximately $21,000 and $70,000 for the three and six months ended June 30, 1996, as compared with approximately $36,000 and $78,000 for the three and six months ended June 30, 1995. The expenses incurred under such agreement for the period from inception (November 1992) to June 30, 1996 were approximately $532,000.

     TDC reported a net loss of approximately $27.0 million or $3.49 per common share and $46.5 million or $6.01 per common share for the three and six months ended June 30, 1996, as compared with a net loss of approximately $11.1 million or $1.44 per common share and $21.0 million or $2.72 per common share for the three and six months ended June 30, 1995. TDC has had a net loss of approximately $131.9 million for the period from inception (November 1992) to June 30, 1996. The increasing net loss resulted primarily from the substantial increase in product development activities during the relevant periods. It is anticipated that TDC will continue to record significant net losses as products enter or continue in later stages of development, if additional products are accepted by TDC for development, and as investment income decreases as funds available for investment are reduced.

     For the quarter ended June 30, 1996 and the period from inception (November
1992) to June 30, 1996, the provision for income taxes was not material.

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996


Part II   OTHER INFORMATION

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The annual meeting of stockholders of TDC was held on May 23, 1996.

     (b)  At the annual meeting, stockholders approved the following proposal:

          Election of Class III Directors:

                                                     Votes        Votes
                                                      For        Against
                                                   ---------     --------

     Allen M. Phipps                               6,817,809      11,634

     William P. Sommers, PhD                       6,817,753      11,690

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:

               27   Financial Data Schedule

     (b)  No reports on Form 8-K were filed during the quarter.

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Therapeutic Discovery Corporation



Date:  August 12, 1996                   By:      /s/  Gary L. Neil
                                             ------------------------------
                                                       Gary L. Neil
                                                      President and
                                                 Chief Executive Officer



Date:  August 12, 1996                   By:      /s/  David R. Hoffmann
                                             ------------------------------
                                                       David R. Hoffmann
                                                   Vice President, Finance
                                                  (Principal Financial and
                                                      Accounting Officer)

                                              THERAPEUTIC DISCOVERY CORPORATION
                                                  (a development stage company)
                                                                  June 30, 1996



                                   EXHIBIT INDEX

 EXHIBIT

    27   Financial Data Schedule