Form 10-Q
period 1996-09-30
THERAPEUTIC DISCOVERY CORP
filed 1996-11-13
CIK 899753

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q



  X      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
-------  Exchange Act of 1934

         For the quarterly period ended  SEPTEMBER 30, 1996

                                          or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities ------- Exchange Act of 1934

         For the transition period from      to
                                         ----    ----

                            Commission File Number 0-21478
                                                -------

                          THERAPEUTIC DISCOVERY CORPORATION
            -------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


                DELAWARE                         94-3173191
--------------------------------------   ----------------------------
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)          Identification No.)

1375 California Avenue, P.O. Box 10051, Palo Alto, CA           94303-0806
-----------------------------------------------------            ----------
      (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (415) 496-8200
                                                    -------------

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

Number of shares outstanding of each of the registrant's classes of common stock as of November 12, 1996

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

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                          THERAPEUTIC DISCOVERY CORPORATION
                            (a development stage company)

                         Statement of Operations (unaudited)
              (in thousands, except number of shares and per share data)

                                                                                                           Period
                                                                                                        From Inception
                                                Three Months Ended             Nine Months Ended       (November 1992)
                                                    September 30,                 September 30,        to September 30,
                                                1996           1995           1996           1995           1996
                                             ----------     ----------     ----------     ----------     ----------
REVENUES:

  Net interest and investment income        $    1,705     $    2,474     $    6,370     $    9,281     $   32,491

EXPENSES:

  Research and development                      22,278         17,854         72,164         44,515        177,590
  General and administrative                     1,067            600          2,321          1,766          8,765
                                             ----------     ----------     ----------     ----------     ----------
     Total expenses                             23,345         18,454         74,485         46,281        186,355
                                             ----------     ----------     ----------     ----------     ----------
Loss before tax                                (21,640)       (15,980)       (68,115)       (37,000)      (153,864)
                                             ----------     ----------     ----------     ----------     ----------

Income tax                                           -              -              -              -            301
                                             ----------     ----------     ----------     ----------     ----------

Net loss                                    $  (21,640)    $  (15,980)    $  (68,115)    $  (37,000)    $ (153,563)
                                             ----------     ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------     ----------

Net loss per common share                   $    (2.80)    $    (2.07)    $    (8.81)    $    (4.78)
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

Weighted average common shares               7,734,524      7,734,524      7,734,524      7,734,524
                                             ----------     ----------     ----------     ----------
                                             ----------     ----------     ----------     ----------

                               See accompanying notes.

                          THERAPEUTIC DISCOVERY CORPORATION
                            (a development stage company)

                              Balance Sheet (unaudited)
              (in thousands, except number of shares and per share data)


ASSETS                                     September 30,   December 31,
                                                1996           1995
                                            -----------     ----------
Current assets:
  Cash and cash equivalents                $    11,663     $   13,314
  Short-term investments                        96,816        163,294
  Interest receivable                            1,198          1,427
  Prepaid expenses and other
     current assets                                369            278
                                            -----------     ----------

       Total current assets                    110,046        178,313

Long-term assets:
  Employee loans, long-term                        300            300
  Prepaid expenses and other
     long-term assets                                -          1,094
  Organization costs, (net of
     accumulated amortization)                   1,194          1,730
                                            -----------     ----------

Total assets                               $   111,540     $  181,437
                                            -----------     ----------
                                            -----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to ALZA Corporation              $    15,928     $   16,817
  Accounts payable                                   -              1
  Other current liabilities                         79            147
                                            -----------     ----------

     Total current liabilities                  16,007         16,965

Long-Term Liabilities:
  Deferred compensation                             17              -
                                            -----------     ----------

Total liabilities                               16,024         16,965

Stockholders' equity:
  Class A Common Stock, $.01 par
     value, 12,000,000
     shares authorized, 7,734,424
     issued and outstanding                         77             77
  Class B Common Stock, $.01 par
     value, 100 shares authorized,
     issued and outstanding                          -              -
  Additional paid-in capital                   251,642        251,650
  Net unrealized losses on
     available-for-sale securities              (1,307)          (262)
  Deficit accumulated during the
     development stage                        (153,563)       (85,448)
  Deferred compensation                         (1,333)        (1,545)
                                            -----------     ----------

     Total stockholders' equity                 95,516        164,472
                                            -----------     ----------

Total liabilities and stockholders' equity $   111,540     $  181,437
                                            -----------     ----------
                                            -----------     ----------

                               See accompanying notes.

                          THERAPEUTIC DISCOVERY CORPORATION
                            (a development stage company)

              Condensed Consolidated Statement of Cash Flows (unaudited)
                                    (in thousands)

                                                                          Period From
                                                                           Inception
                                                Nine Months Ended      (November 1992) to
                                                   September 30,          September 30,
                                                1996           1995           1996
                                             ----------     ----------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                    $  (68,115)    $  (37,000)    $ (153,563)
Adjustments to reconcile net loss
  to net cash used in operating
     activities:
  Amortization of organization costs               536            537          2,386
  Amortization of deferred compensation            204            112            606
  (Increase) decrease in assets:
     Interest receivable                           229            447         (1,198)
     Other receivable                                -            252           (252)
     Organization costs                              -              -         (3,581)
     Prepaid and other expenses                  1,003           (181)          (117)
  Increase (decrease) in liabilities:
     Payable to ALZA Corporation                  (889)         5,588         15,928
     Accounts payable                               (1)            (3)             -
     Other current liabilities                     (68)           (35)            79
     Long-term liabilities                          17              -             17
                                             ----------     ----------     ----------
        Total adjustments                        1,031          6,717         13,868
                                             ----------     ----------     ----------
          Net cash used in operating
            activities                         (67,084)       (30,283)      (139,695)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investments in available-for-sale
     securities                                (25,667)       (42,863)    (1,363,067)
  Sale of available-for-sale securities         76,274         75,020        761,970
  Maturities of available-for-sale
     securities                                 14,826          3,041        502,977
  Employee loans, long-term                          -              -           (300)
                                             ----------     ----------     ----------
         Net cash provided by
            (used in) investing activities      65,433         35,198        (98,420)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Class B Common Stock                   -              -              2
  Issuance of Class A Common Stock, net of           -              -
    issuance costs                                   -              -        249,776
                                             ----------     ----------     ----------
         Net cash provided by financing
            activities                               -              -        249,778
                                             ----------     ----------     ----------

Net increase (decrease) in cash and
  cash equivalents                              (1,651)         4,915         11,663

Cash and cash equivalents at
  beginning of period                           13,314         20,050               -
                                             ----------     ----------     ----------

Cash and cash equivalents at
  end of period                             $   11,663     $   24,965     $   11,663
                                             ----------     ----------     ----------
                                             ----------     ----------     ----------

                               See accompanying notes.

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996

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

     Under generally accepted accounting principles, TDC is considered a development stage company and, accordingly, must present financial information for the three and nine months ended September 30, 1996 and 1995 and for the period from inception (November 1992) to September 30, 1996.

    The information at September 30, 1996, for the three and nine months ended September 30, 1996 and 1995, and for the period from inception (November 1992) to September 30, 1996 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of TDC believes necessary for fair presentation of the results for such periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements of TDC for the year ended December 31, 1995 included in TDC's 1995 Annual Report on Form 10-K.

2.  SHORT-TERM INVESTMENTS

    TDC has classified its entire investment portfolio as available-for-sale. TDC's investment portfolio is available for current operations and, therefore, has been classified as a current asset.

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996


The following is a summary of available-for-sale securities at September 30, 1996:

                                         AVAILABLE-FOR-SALE SECURITIES

                                                                      Estimated
                                           Unrealized  Unrealized        Fair
(in thousands)                    Cost       Gains       Losses         Value
                               ---------     -----      --------      ---------
U.S. Treasury securities
  and obligations of U.S.
  government agencies         $  48,941     $   8      $   (779)     $  48,170

Collateralized mortgage
  obligations and asset
  backed securities              25,744         4          (348)        25,400

Corporate securities             34,472        11          (203)        34,280
                               ---------     -----      --------      ---------
                              $ 109,157     $  23      $ (1,330)     $ 107,850
                               ---------     -----      --------      ---------
                               ---------     -----      --------      ---------

    The amortized cost and estimated fair value of debt and marketable securities at September 30, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                             Estimated
                                                                Fair
(in thousands)                              Cost               Value
                                         ---------           ---------

Due in one year or less                 $  49,385           $  49,263
Due after one year through
    four years                             48,999              48,153
Due after four years through
    eight years                            10,773              10,434
                                         ---------           ---------
                                        $ 109,157           $ 107,850
                                         ---------           ---------
                                         ---------           ---------


    The difference between the total estimated fair value as given in the above tables and the total of cash and cash equivalents and short-term investments on the balance sheet is due to the inclusion of TDC's cash in bank of approximately $ 0.6 million in cash and cash equivalents on the balance sheet.

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996


3.  ARRANGEMENTS WITH ALZA CORPORATION

    TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. In connection with the distribution to ALZA stockholders of a special dividend of units (each unit included one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock at an exercise price of $65 per share), ALZA made a $250 million cash contribution to TDC's capital. The cash is being used primarily to fund activities under a development agreement (the "Development Contract") between ALZA and TDC pursuant to which ALZA conducts research and development activities on behalf of TDC. In accordance with TDC's Restated Certificate of Incorporation, on June 11, 1996, the units separated into their component securities--TDC Class A Common Stock and ALZA warrants. As a result of the separation, both securities are listed and trade separately on the Nasdaq Stock Market. The trading symbol for the TDC Class A Common Stock is "TDCA".

    The arrangements between ALZA and TDC are complex and are incorporated in various agreements between the parties and in TDC's Restated Certificate of Incorporation.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    NOTICE CONCERNING FORWARD-LOOKING STATEMENTS - Some of the statements made in this quarterly report on Form 10-Q are forward-looking in nature, including but not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "expect", "anticipate" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events which are unpredictable or outside TDC's control and various risk factors that could cause TDC's actual results to be materially different from those anticipated in any forward-looking statements. Many of the significant risks are described in TDC's 1995 Annual Report on Form 10-K and include, without limitation, risks associated with product development, risks relating to clinical development, changes in the health care marketplace, regulatory risks and risks related to patent and intellectual property matters, market acceptance of products (including third-party reimbursement) and competition.

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996

LIQUIDITY AND CAPITAL RESOURCES

    TDC was formed in November 1992 by ALZA and was fully capitalized and commenced operations in June 1993 with approximately $250 million in cash contributed by ALZA. At September 30, 1996, TDC had cash and cash equivalents, and short-term investments of approximately $108 million, as compared with approximately $177 million at December 31, 1995.

    TDC's cash expenditures for operating activities were approximately $67.1 million for the nine months ended September 30, 1996, as compared with $30.3 million for the nine months ended September 30, 1995. Cash expenditures for operating activities were approximately $139.7 million for the period from inception (November 1992) to September 30, 1996 and differ from TDC's net losses of approximately $153.6 million for the same period due primarily to the amount payable to ALZA for research and development and amortization of organization expenses. TDC's remaining cash, plus interest earned thereon, less administrative expenses, is being used primarily to fund the development of TDC Products under the Development Contract. The rate at which cash is used to fund these activities is anticipated to continue at approximately current levels during the remainder of 1996. However, several factors could impact the level and timing of TDC funding, including the discontinuation of the development of any TDC Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its license option with respect to any TDC Product, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rates of spending on products currently in development. Funds not immediately required for development activities and administrative expenses have been invested in low risk securities. As TDC's funds are utilized under the Development Contract, lower cash balances will be available for investment.

    If expenditures on products by TDC were to continue at approximately current levels, it can be expected that the amount of cash available for product development will be exhausted during the second half of 1997. Under TDC's Restated Certificate of Incorporation, ALZA has the right, but not the obligation, to purchase all (but not less than all) of the TDC Class A Common Stock (the "Purchase Option"). A complete discussion of the Purchase Option is contained in TDC's 1995 Annual Report on Form 10-K. The Purchase Option will terminate at the earlier of (a) December 31, 1999 (subject to certain adjustments extending such date) or (b) the 60th day after the later of the filing or the due date of a Form 10-K or Form 10-Q of TDC containing a balance sheet showing less than $5 million of cash, cash equivalents and short-term and long-term investments.

    At September 30, 1996, the cost of short-term investments exceeded their fair value by approximately $1.3 million.

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996

RESULTS OF OPERATIONS

    Revenues, consisting of net interest and investment income earned on invested funds, were approximately $1.7 million and $6.4 million for the three and nine months ended September 30, 1996, as compared with approximately $2.5 million and $9.3 million for the three and nine months ended September 30, 1995. Revenues totaled approximately $32.5 million for the period from inception (November 1992) to September 30, 1996. For the nine months ended September 30, 1996, interest and investment income is lower than in the nine months ended September 30, 1995 as a result of lower cash balances available for investment. As TDC's funds are utilized under the Development Contract, lower cash balances will be available for investment, and therefore net interest income is expected to decrease. While products are under development and applications for regulatory approval are submitted and reviewed, TDC does not anticipate significant revenues.

    TDC spent approximately $22.3 million and $72.2 million on research and development activities in the three and nine months ended September 30, 1996, as compared with approximately $17.9 million and $44.5 million in the three and nine months ended September 30, 1995. Research and development expenses have totaled approximately $177.6 million for the period from inception (November
1992) to September 30, 1996. Research and development expenditures increased in 1996 over 1995, as expected, as activities increased and as products reached and continued in later stages of development. TDC's research and development expenses are expected to continue at approximately current levels during the remainder of 1996 subject, as discussed above, to the occurrence of various events which could impact the level and timing of TDC's expenditures on research and development.

    TDC incurred general and administrative expenses of approximately $1.1 million and $2.3 million for the three and nine months ended September 30, 1996, as compared with approximately $0.6 million and $1.8 million for the three and nine months ended September 30, 1995. General and administrative expenses totaled approximately $8.8 million for the period from inception (November 1992) to September 30, 1996. Expenses incurred by TDC under an administrative services agreement with ALZA were approximately $39,000 and $109,000 for the three and nine months ended September 30, 1996, as compared with approximately $55,000 and $132,000 for the three and nine months ended September 30, 1995. The expenses incurred under such agreement for the period from inception (November
1992) to September 30, 1996 were approximately $571,000.

    TDC reported a net loss of approximately $21.6 million or $2.80 per common share and $68.1 million or $8.81 per common share for the three and nine months ended September 30, 1996, as compared with a net loss of approximately $16.0 million or $2.07 per common share and $37.0 million or $4.78 per common share for the three and nine months ended September 30, 1995. TDC has had a net loss of approximately $153.6

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996

million for the period from inception (November 1992) to September 30, 1996. The increasing net loss resulted primarily from the substantial increase in product development activities during the relevant periods. It is anticipated that TDC will continue to record significant net losses as products enter or continue in later stages of development, if additional products are accepted by TDC for development, and as investment income decreases as funds available for investment are reduced.

    For the quarter ended September 30, 1996 and the period from inception (November 1992) to September 30, 1996, the provision for income taxes was not material.


Part II  OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits:

         27   Financial Data Schedule

    (b)  No reports on Form 8-K were filed during the quarter.

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996

                                      SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Therapeutic Discovery Corporation



Date: November 12, 1996                     By:  /s/  Gary L. Neil
                                                ---------------------------
                                                      Gary L. Neil
                                                     President and
                                                 Chief Executive Officer



Date: November 12, 1996                     By:  /s/  David R. Hoffmann
                                                ---------------------------
                                                     David R. Hoffmann
                                                  Vice President, Finance
                                                 (Principal Financial and
                                                     Accounting Officer)

                                               THERAPEUTIC DISCOVERY CORPORATION
                                                   (a development stage company)
                                                               September 30,1996

                                    EXHIBIT INDEX

Exhibit
-------

  27     Financial Data Schedule