Form 10-K405
period 1996-12-31
THERAPEUTIC DISCOVERY CORP
filed 1997-03-31
CIK 899753

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                        Commission file number 0-21478

                       THERAPEUTIC DISCOVERY CORPORATION
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

             Delaware                           94-3173191
-----------------------------------     ----------------------------
  (State or other jurisdiction            (I.R.S. Employer
of incorporation or organization)        Identification No.)

1454 Page Mill Rd. Suite 220, P.O. Box 10051, Palo Alto, CA    94303-0860
------------------------------------------------------------  --------------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:  (415) 496-8200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class
--------------
Class A Common Stock

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant, as of March 14, 1997:  $80,374,704

   Indicate the number of shares outstanding of each of the registrant's classes of Common Stock, as of March 14, 1997:

Title of Class                                  Number of Shares
--------------                                  ----------------
Class A Common Stock                               7,734,424
Class B Common Stock                                     100

                  DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 and 13 of Part III are incorporated by reference to the definitive proxy statement for the registrant's Annual Meeting of Stockholders to be held on May 8, 1997.

       THERAPEUTIC DISCOVERY CORPORATION FORM 10-K ANNUAL REPORT
               FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                            TABLE OF CONTENTS

PART I

ITEM 1. BUSINESS.........................................................    3

ITEM 2. PROPERTIES.......................................................   13

ITEM 3. LEGAL PROCEEDINGS................................................   13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   13

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS..........................................................   15

ITEM 6. SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)....   16

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS............................................   16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................   19

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
        FINANCIAL DISCLOSURE.............................................   19

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   20

ITEM 11. EXECUTIVE COMPENSATION..........................................   20

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   20

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   20

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K.....................................................   21

                                   PART I

   NOTICE CONCERNING FORWARD-LOOKING STATEMENTS: Some of the statements made in this Annual Report on Form 10-K are forward-looking in nature, including but not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events which are unpredictable or outside Therapeutic Discovery Corporation's control and various risk factors that could cause Therapeutic Discovery Corporation's actual results to be materially different from those anticipated in any forward-looking statements. Many of the significant risks are described in this Annual Report on Form 10-K and include, without limitation, risks associated with technology and product development, risks relating to clinical development, changes in the health care marketplace, regulatory risks, risks related to patent and intellectual property matters, market acceptance of products (including third-party reimbursement) and competition and the risk of a lack of funds to complete development of products.

ITEM 1.  BUSINESS

INTRODUCTION

   Therapeutic Discovery Corporation ("TDC"), a Delaware corporation with its mailing address at 1454 Page Mill Road, Suite 220, P.O. Box 10051, Palo Alto, California, 94303-0860, was formed on November 12, 1992 by ALZA Corporation ("ALZA") for the purpose of selecting and developing new human pharmaceutical products combining the proprietary drug delivery technologies of ALZA with various drug compounds (the "TDC Products"), and commercializing such TDC Products, most likely through licensing to ALZA. At the end of 1996, TDC had a number of products at various stages of development at ALZA, including several in clinical evaluation. The products under development incorporate several of ALZA's drug delivery technologies.

   On June 11, 1993, ALZA distributed a special dividend of units (each, a "Unit") to ALZA stockholders (the "Distribution"), each Unit consisting of one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock at an exercise price of $65 per share. Holders of record of ALZA Common Stock on May 28, 1993 received one Unit for every 10 shares of ALZA Common Stock held, with cash distributed in lieu of fractional Units. A total of 7,734,424 Units were distributed to ALZA stockholders. In connection with the Distribution, ALZA made a $250 million cash contribution to TDC's capital, which is being used primarily to fund the development of TDC Products. For a discussion of the contractual arrangements between TDC and ALZA, see "Arrangements with ALZA" below.

   In accordance with TDC's Restated Certificate of Incorporation, on June
11, 1996, the units separated into their component securities--TDC Class A Common Stock and ALZA warrants. As a result of the separation, both securities are listed and trade independently on the Nasdaq Stock Market. The trading symbol for the TDC Class A Common Stock is "TDCA".

1996 PRODUCT DEVELOPMENT ACTIVITIES

   From inception through the end of 1996, TDC has invested more than $205 million in product development. During 1996, TDC focused its efforts on the products in its pipeline with the highest commercial potential, while reducing development activities on other products due to changes in the marketplace and the results of initial studies. As is true throughout the pharmaceutical industry, products in development must overcome a number of technological, clinical, regulatory, proprietary and commercial hurdles in order to become successful products. Development of some TDC Products has been terminated and there can be no assurance that any or all of the products in development by TDC, including any of those listed below, will reach the marketplace or will become commercially successful products. In addition, if expenditures on TDC Products continue at approximately current levels, funds for product development will be exhausted in the second half of 1997 and at that time TDC will not have funds to continue or complete development of such products.

   At the end of 1996, a New Drug Application for TDC's second-generation transdermal testosterone product to follow ALZA's existing Testoderm-Registered Trademark- product was submitted to the United States Food and Drug Administration (the "FDA"). This product, designed to provide physiologic testosterone replacement therapy, is a single patch that can be worn on the arm or torso. In January of 1997, ALZA exercised its option to license this product from TDC for 12 European countries, and ALZA entered into an agreement with Ferring N.V. to market the product in such countries. As a result of the granting of the license, TDC received a portion of Ferring's upfront payment to ALZA and will receive payments from ALZA based on sales of the product in the 12 European countries covered by ALZA's agreement with Ferring. See "Arrangements with ALZA: Product License Option" below.

   Significant progress was also made in 1996 in the development of the DUROS-TM- leuprolide human implant product and, in early 1997, an Investigational New Drug application was filed for this product with the FDA in anticipation of commencing clinical trials. The DUROS-TM- leuprolide product, which is designed to administer leuprolide continuously for an extended period, is in development for the treatment of prostate cancer.

   TDC's OROS-Registered Trademark- oxybutynin product is currently in Phase III clinical studies. The product, a once-daily dosage form, is intended for the treatment of urge urinary incontinence and is designed to provide an equivalent or decreased level of incontinent episodes with reduced side effects compared to current therapies.

   In the area of endocrinology, TDC has in Phase III clinical trials an intrauterine system for the delivery of progesterone as an adjunctive therapy to estrogen hormone replacement therapy in women. The product is designed to provide local delivery of progesterone directly to the uterus for 18 up to 24 months, and is intended to provide protection from endometrial hyperplasia while having reduced side effects compared to oral progesterone replacement therapy.

   In the area of pain management, at the end of 1996 TDC had a once-daily OROS-Registered Trademark- hydromorphone product in Phase III development. In February of 1997, ALZA exercised its option to license this product from TDC for the entire world, and ALZA entered into an agreement with Knoll Pharmaceutical Company and its parent company Knoll AG (collectively, "Knoll") for the further clinical development and worldwide commercialization of this product. Under the terms of its license to ALZA, TDC will receive a portion of the amounts ALZA receives from Knoll based on worldwide sales of the product and a portion of certain milestone payments made by Knoll to ALZA. See "Arrangements with ALZA: Product License Option" below.

   In 1996, TDC continued preclinical development on the OROS-Registered Trademark- methylphenidate product, designed to provide once-daily dosing of methylphenidate with a uniquely efficacious pattern of delivery for the treatment of attention deficit disorder. Clinical studies are expected to begin with this product in the second half of 1997.

   In choosing appropriate product candidates for development, TDC and ALZA have used a market-driven approach under which they have examined unmet medical needs in selected therapeutic areas and then targeted cost-effective products for development. The therapeutic areas in which TDC Products are focused are pain management, urology, supportive therapies in oncology and AIDS and endocrinology; however, ALZA and TDC have also pursued product opportunities outside these therapeutic areas where ALZA's drug delivery systems can add significant value to drug therapy. As TDC's cash available for product development has decreased, TDC has focused less attention on choosing additional product candidates, and correspondingly more attention on its products already under development. By the end of 1996, TDC product discovery activities were essentially complete.

ARRANGEMENTS WITH ALZA

   TECHNOLOGY LICENSE AGREEMENT. TDC and ALZA are parties to a technology license agreement pursuant to which ALZA granted to TDC, subject to certain pre-existing rights, an exclusive, worldwide, royalty-free license, in perpetuity, to use ALZA's drug delivery technology and patents (the "ALZA Technology") solely for the development and commercialization of TDC Products. ALZA retains the right to use ALZA Technology in any other manner and for all other purposes.

   PRODUCT DEVELOPMENT. TDC and ALZA are parties to a development agreement (the "Development Contract") pursuant to which ALZA conducts research and development activities on behalf of TDC in connection with the development of TDC Products. Payments to ALZA under the Development Contract consist of the fully-burdened costs (the "Development Costs") of all activities undertaken by ALZA in connection with the development of TDC Products under work plans approved by TDC. TDC is required to utilize all funds contributed to TDC by ALZA, plus any investment income earned thereon, less organization costs and administrative expenses (including reasonable reserves for TDC operations) and the costs of the Distribution (the "Available Funds") on the development of TDC Products. Most of TDC's Available Funds have been and will continue to be used to reimburse ALZA for activities undertaken with respect to the development of TDC Products. Based on TDC's current rate of expenditures on TDC Products, it can be expected that TDC's Available Funds will be exhausted in the second half of 1997 and product development funding by TDC will cease. See Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   TDC owns all TDC Products. ALZA owns all technology developed or otherwise obtained pursuant to the Development Contract ("Developed Technology"), subject to TDC's right to use Developed Technology solely in connection with the development and commercialization of TDC Products. Costs incurred to obtain and maintain patents covering Developed Technology are shared equally by TDC and ALZA during the term of the Development Contract. ALZA owns all patents covering Developed Technology; TDC has an exclusive license to such patents solely for use in connection with the development and commercialization of TDC Products.

   ALZA will pay royalties (the "Technology Royalties") to TDC, on a country-by-country basis, in respect of sales in the relevant country of any product, other than a TDC Product, that is covered at the time of sale by one or more patents issued in such country which are based on Developed Technology (each, an "Other Royalty-Bearing Product"). The Technology Royalties will be the sum of (i) 1% of ALZA's net sales of such Other Royalty-Bearing Product in such country, plus (ii) 10% of any percentage of sales or other payment received by ALZA with respect to third party sales of such Other Royalty-Bearing Product in such country. In determining the Technology Royalties due to TDC for any Other Royalty-Bearing Product, net sales and other payments will be reduced by the dollar amount of any license or similar payments due to third parties from ALZA with respect to such Other Royalty-Bearing Product. If the Other Royalty-Bearing Product is an electrotransport product, this reduction will include payments due from ALZA to Medtronic, Inc. ("Medtronic") under an existing agreement between ALZA and Medtronic covering electrotransport products.

   ALZA has the option to buy out the right of TDC to receive Technology Royalties with respect to any Other Royalty-Bearing Product on either a country-by-country or worldwide basis at a buy-out price determined according to formulae specified in the Development Contract.

   PRODUCT LICENSE OPTION. TDC has granted to ALZA an option to acquire, on a product-by-product and country-by-country basis, a perpetual, exclusive, royalty-bearing license to make, have made, use and sell any or all TDC Products (the "License Option").

If ALZA exercises its License Option for any TDC Product (a "Licensed TDC Product"), ALZA will pay the following royalties ("Product Royalties") to TDC:

   (a) if the Licensed TDC Product is sold by ALZA, Product Royalties of up to a maximum of 5% of ALZA's net sales of the Licensed TDC Product determined as follows: (i) 1% of net sales, other than sales to distributors or sublicensees who agree to pay royalties or make percentage of sales payments to ALZA or any affiliate of ALZA and in respect of which the Product Royalties are determined as provided in clause (b) below, plus (ii) an additional 0.1% of such net sales for each full $1 million of the Development Costs of the Licensed TDC Product paid by TDC; and

   (b) if the Licensed TDC Product is sold by a third party, Product Royalties of up to a maximum of 50% of third party payments to ALZA with respect to such Licensed TDC Product determined as follows: (i) 10% of such third party payments, plus (ii) an additional 1% of such third party payments for each full $1 million of the Development Costs of the Licensed TDC Product paid by TDC.

In each case, net sales and other third party payments will be reduced by the dollar amount of any license or similar payments due to third parties from ALZA with respect to the Licensed TDC Product. If the Licensed TDC Product is an electrotransport product, this reduction will include the amount of any payments due from ALZA to Medtronic. It is possible that, in order to develop a TDC Product, licenses or other arrangements with third parties may be necessary or appropriate. Such arrangements could require payments by ALZA which would reduce net sales and other payments in determining payments owed to TDC.

   ALZA may exercise the License Option with respect to any TDC Product, on a country-by-country basis, at any time until 90 days after the earliest of the following: (a) approval to market the TDC Product in such country by the appropriate regulatory agency; (b) approval to market the TDC Product in the United States by the FDA; or (c) the expiration of the Purchase Option (as defined below).

   ALZA has the option to buy out TDC's right to receive Product Royalties with respect to any Licensed TDC Product on either a country-by-country or worldwide basis. The country-by-country buy-out option may be exercised in respect of any Licensed TDC Product in any country at any time after the twelfth complete calendar quarter following the first commercial sale of the Licensed TDC Product in such country. The worldwide buy-out option may be exercised in respect of any Licensed TDC Product at any time after the twelfth complete calendar quarter following the first commercial sale of the Licensed TDC Product in either (x) the United States or (y) two of the following countries: the United Kingdom, France, Germany, Italy or Japan. The buy-out price in the case of a country specific buy-out will be 15 times the Product Royalties paid by or due from ALZA to TDC in respect of such Licensed TDC Product in such country. The buy-out price in the case of a worldwide buy-out will be 20 times the worldwide Product Royalties paid by or due from ALZA to TDC in respect of sales of the Licensed TDC Product (and, in addition, such

Product Royalties as would have been paid or due from ALZA to TDC if ALZA had not exercised any country specific buy-out option with respect to such Licensed TDC Product), less any amounts previously paid to exercise any country specific buy-out option with respect to such Licensed TDC Product.
In either case, the buy-out price will be determined with reference to the most recent four calendar quarters, preceding the date of exercise of the buy-out option, for which Product Royalties were paid.

   As described above under "1996 Product Development Activities," since the beginning of 1997 ALZA has exercised its License Option with respect to TDC's transdermal testosterone product for 12 European countries and with respect to TDC's OROS-Registered Trademark- hydromorphone product on a worldwide basis. Product Royalties payable to TDC with respect to the OROS-Registered Trademark- hydromorphone product differ from the standard royalty payment because TDC and ALZA agreed that, in exchange for TDC foregoing its share of an upfront payment and the first milestone payment to be received by ALZA from Knoll, ALZA will pay TDC an additional 1% of net sales and an additional 10% of third party payments plus the standard Product Royalties described above.

   PURCHASE OPTION. ALZA has certain rights pursuant to the Restated Certificate of Incorporation of TDC to purchase all (but not less than all) of the TDC Class A Common Stock (the "Purchase Option"). The Purchase Option may be exercised by written notice to TDC at any time during the period ending on December 31, 1999; provided that such date will be extended for successive one year periods if, as of any June 30 beginning with June 30, 1999, TDC has not used at least 90% of all Available Funds pursuant to the Development Contract. The Purchase Option will in any case terminate on the 60th day after the later of the filing or the due date of a Form 10-K or Form 10-Q of TDC containing a balance sheet showing less than $5 million of cash, cash equivalents and short-term and long-term investments. Based on TDC's current rate of expenditures on TDC Products, it can be expected that TDC's balance sheet will reach this threshold in the second half of 1997. See
Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   If the Purchase Option is exercised, the exercise price (the "Purchase Option Exercise Price") will be the greatest of the following:

   (a)   $100 million;

   (b) the greater of (i) 25 times the worldwide Product Royalties and Technology Royalties paid by or due from ALZA to TDC with respect to all Licensed TDC Products and Other Royalty-Bearing Products (and, in addition, such Product Royalties and Technology Royalties as would have been paid by or due from ALZA to TDC if ALZA had not exercised its buy-out option with respect to any Licensed TDC Product or Other Royalty-Bearing Product) during the most recent four calendar quarters preceding the exercise of the Purchase Option for which such royalties were paid or due, or (ii) 100 times such Product Royalties or Technology Royalties paid by or due from ALZA to TDC during the most recent such calendar quarter, but in either case less any amounts previously paid to exercise any buy-out option with respect to a Licensed TDC Product or an Other Royalty-Bearing Product;

   (c)   the fair market value of one million shares of ALZA Common Stock; or

   (d)   $325 million less all amounts spent by TDC under the Development
Contract.

Based on information available at the end of 1996, the Purchase Option Exercise Price is expected to be $100 million.

   For purposes of calculating the Purchase Option Exercise Price, any special upfront third party payments will be amortized equally over a period of 28 calendar quarters beginning with the calendar quarter in which such payment is made. In each case, the amount payable will be reduced to the extent, if any, that TDC's liabilities at the time of exercise of the Purchase Option (other than liabilities under the Development Contract) exceed TDC's cash and cash equivalents, and short-term and long-term investments (excluding from such cash and cash equivalents, and short-term and long-term investments the amount of Available Funds remaining at such time).

   At the time of exercise of the Purchase Option ALZA may decide, in its discretion, to pay the Purchase Option Exercise Price in cash, in ALZA Common Stock, or in any combination of cash and ALZA Common Stock.

   ALZA has not made a decision as to whether it will exercise the Purchase Option. ALZA is under no obligation to exercise the Purchase Option and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made.

   Until the expiration of the Purchase Option, ALZA, as the sole holder of TDC's Class B Common Stock, is entitled to vote separately as a class with respect to, and therefore could prevent, any merger or liquidation of TDC, the sale, lease, exchange, transfer or other disposition of any substantial asset of TDC, and any amendments to the Restated Certificate of Incorporation of TDC that would alter the Purchase Option, TDC's capitalization, or the provisions of the Restated Certificate of Incorporation concerning TDC's board of directors.

   SERVICES AGREEMENT. TDC and ALZA have a services agreement (the "Services Agreement") pursuant to which ALZA provides TDC with administrative services on a fully-burdened cost reimbursement basis. TDC may terminate the Services Agreement at any time upon 60 days' written notice.

PRODUCT DEVELOPMENT RISKS

   All pharmaceutical products require extensive development and clinical activities before an application can be filed for regulatory approval to market the product. There are many risks inherent in this process and it should be expected that some of the products for which development is initiated ultimately will not become commercial products. Substantial technical, financial and human resources are required to successfully complete the development of a product. The proper performance characteristics for the product must be defined, and the product must be designed and developed to meet those characteristics. Every product faces significant technological hurdles, and often one or more of these cannot be achieved.

   After the product is manufactured on a pilot scale, clinical safety and efficacy must be shown. Clinical studies are very costly, and can take many years to complete. There can be no assurance that the desired outcomes will be shown in the clinical studies or that regulatory approval for the product will be obtained. Several years, and millions of dollars, may be spent before it can be known whether all technical and clinical requirements for a product can be met. There are further technology risks in converting a pilot scale manufacturing process to a commercial scale manufacturing process. Finally, even once a product is developed, approved by regulatory authorities and manufactured, there can be no assurance of its commercial success. In order to provide added value and gain medical and commercial acceptance, a product must show some performance improvements over products incorporating the same or similar drug compounds. In some cases, these benefits may be difficult to establish.

   As discussed above, if expenditures on TDC Products continue at approximately current levels, funds for product development will be exhausted in the second half of 1997 and at that time TDC will not have funds to complete development of such products.

GOVERNMENTAL REGULATION

   Under the United States Food, Drug, and Cosmetic Act, "new drugs" must obtain clearance from the FDA before they lawfully can be marketed in the United States. Applications for marketing clearance must be based on extensive clinical and other testing, the cost of which is very substantial. The packaging and labeling of all new drug products are also subject to FDA regulation. Approvals (sometimes including pricing approvals) are required from health regulatory authorities in foreign countries before marketing of pharmaceutical products may commence in those countries. Requirements for approval may differ from country to country, and can involve additional testing. There can be substantial delays in obtaining required clearances from both the FDA and foreign regulatory authorities after applications are filed. Even after clearances are obtained, further delays may be encountered before the products become commercially available.

   All facilities and manufacturing techniques used for the manufacture of products for clinical use or for sale must conform with "Good Manufacturing Practices", the FDA regulations governing the production of pharmaceutical products, and comparable regulations of health regulatory authorities in foreign countries. From time to time, the FDA and other federal, state and local government agencies (including, without limitation, those agencies mandated to oversee environmental laws and regulations) may adopt regulations that affect the manufacturing and marketing of TDC Products.

PATENTS AND PATENT APPLICATIONS

   Under the Development Contract, ALZA determines whether and to what extent to seek patent protection for TDC Products and Developed Technology. If ALZA declines to seek patent protection for any TDC Product or any Developed Technology, TDC does not have the right to do so.

   Patent protection generally has been important in the pharmaceutical industry and the commercial success of TDC Products may depend, in part, upon ALZA's election to seek patent protection and its ability to obtain such patents both in the United States and abroad. Although ALZA's patents, pending patent applications, and any patents obtained on future applications covering any ALZA Technology, Developed Technology or TDC Product, may be important to future operations, there can be no assurance that any additional patents will be issued or that any patents, now or hereafter issued, will be of commercial benefit. In the United States, patents are generally granted for specified periods of time. Some of ALZA's earlier patents covering various aspects of ALZA Technology licensed to TDC have begun to expire, or will expire, over the next several years; however, ALZA Technology is generally covered by multiple patents.

   Although a patent has a statutory presumption of validity in the United States, the issuance of a patent is not conclusive as to such validity or as to the enforceable scope of the claims of the patent. There can be no assurance that ALZA patents covering any ALZA Technology, Developed Technology or TDC Product will not be successfully challenged in the future. In some cases, third parties have initiated reexamination by the Patent and Trademark Office of patents issued to ALZA. The validity or enforceability of ALZA patents after their issuance have also been challenged in litigation. If the outcome of such litigation is adverse to ALZA, third parties may then be able to use the invention covered by the patent, in some cases without payment. There can be no assurance that ALZA patents will not be infringed or successfully avoided through design innovation.

   It is also possible that third parties may obtain patent or other proprietary rights that may be necessary or useful to TDC. With numerous other companies engaged in developing drug delivery technologies, it can be expected that other parties may in some circumstances file patent applications or obtain patents that compete in priority with ALZA's patent applications. Such competition may result in adversarial proceedings such as patent interferences and oppositions, which can increase the uncertainty of patent coverage. In cases where third parties are first to invent a particular product or technology, it is possible that those parties will obtain patents that will be sufficiently broad so as to prevent TDC from using certain technology or from further developing or commercializing certain products. If licenses from third parties are necessary but cannot be obtained, commercialization of the TDC Product would be delayed or prevented.

   In addition, TDC utilizes significant unpatented proprietary ALZA Technology, and there can be no assurance that others will not develop similar technology.

COMPETITION

   All TDC Products and Other Royalty-Bearing Products, if any, will face competition both from more traditional forms of drug delivery and from advanced delivery systems being developed by others. In some instances, because TDC is developing products which incorporate drugs that are off-patent or being developed by multiple companies, TDC will face competition from products based on the same drug components. This competition potentially includes all of the pharmaceutical companies in the world. Many of these other pharmaceutical companies have greater financial resources, technical staffs and manufacturing and marketing capabilities than ALZA or TDC. A number of smaller companies also are developing drug delivery technologies.

   Competition in drug delivery systems is generally based on performance characteristics and price. Acceptance by hospitals, physicians and patients is crucial to the success of a product. Health care reimbursement policies of managed care organizations, insurers and government agencies will continue to exert pressure on pricing, and various federal and state agencies have enacted regulations requiring rebates of a portion of the purchase price of many pharmaceutical products. Cost-effectiveness, although often difficult to measure, is becoming increasingly critical.

   The health care industry has continued to change rapidly as the public, government, medical practitioners and the pharmaceutical industry focus on ways to expand medical coverage while controlling the growth in health care costs. The growth of managed care organizations and the resulting pressures for cost-containment in the United States health care system are expected to continue to put pressures on the prices charged for pharmaceutical products. Prescription drug reimbursement practices and the growth of large managed care organizations, as well as generic and therapeutic substitution (substitution of a different product for the same indication), could significantly affect TDC's business. While TDC believes the changing health care environment may increase the value of TDC Products over the long term, it is impossible to predict the impact these changes may have on TDC.

REVENUES AND NET LOSS

   Revenues, consisting of net interest and investment income earned on invested funds and license fees, were approximately $8.2 million in 1996, $11.5 million in 1995, and $8.7 million in 1994. Revenues were approximately $34.3 million for the period from inception (November 1992) to December 31, 1996. As TDC's funds have continued to be utilized under the Development Contract, lower cash balances are available for investment, and net interest income therefore continues to decrease. Based on TDC's current rate of expenditures on TDC Products, it can be expected that TDC's funds will be exhausted in the second half of 1997.

   TDC reported a net loss of approximately $94.8 million or $12.25 per common share for 1996, $59.4 million or $7.68 per common share for 1995, and $25.7 million or $3.32 per common share for 1994. TDC had a net loss of approximately $180.2 million for the period from inception (November 1992) to December 31, 1996. The increasing net loss resulted primarily from the substantial increase in development activities each year since 1994.

RESEARCH AND DEVELOPMENT EXPENSES

   TDC incurred research and development expenses of approximately $100.0 million during 1996, $68.9 million during 1995, and $31.6 million during 1994. Research and development expenses have totaled approximately $205.4 million for the period from inception (November 1992) to December 31, 1996. The increase in research and development activities is due to an increase in product development activities and products reaching later stages of development.

EMPLOYEES

   On December 31, 1996, TDC had one employee, Dr. Gary L. Neil, its President and Chief Executive Officer.

ITEM 2.  PROPERTIES

   TDC's corporate offices are located in Palo Alto, California. TDC does not own any facilities.

ITEM 3.  LEGAL PROCEEDINGS

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                   EXECUTIVE OFFICERS OF THE REGISTRANT


                                               Principal Occupations for
        Name                  Age                     Past Five Years
-----------------------      -----       ------------------------------------------
Gary L. Neil, PhD               56       June 1993 to present, President and Chief
President and Chief                      Executive Officer of TDC; April 1990 to May
Executive Officer                        1993, Executive Vice President, Wyeth-
                                         Ayerst Research; May 1989 to April 1990,
                                         Senior Vice President, Wyeth-Ayerst
                                         Research; prior to 1989, various scientific
                                         and other management positions with the
                                         Upjohn Company.

David R. Hoffmann*              52       Vice President and Treasurer of ALZA
Vice President, Finance                  Corporation since 1994;  other positions
and Secretary                            with ALZA, including Vice President,
                                         Finance/Vice President and Controller,
                                         since 1976.


Suzanne C. Martin*              47       Vice President, Development Programs of
Vice President,                          ALZA Corporation since October 1994;
Research and                             other positions with ALZA Corporation,
Development                              including Executive Director, Project
Administration                           Management and Senior Director of
                                         Research and Development Administration
                                         since 1988.


* Mr. Hoffmann and Ms. Martin are employees of ALZA who provide services to TDC under its agreements with ALZA. They do not receive compensation from TDC.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   TDC Class A Common Stock was originally traded as part of Units, each Unit consisting of one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock at an exercise price of $65 per share. The Units were quoted on the Nasdaq Stock Market under the symbol TDCAZ until June 11, 1996. On June 11, 1996, the Units separated into their component securities--TDC Class A Common Stock and ALZA warrants. As a result of the separation, TDC Class A Common Stock is quoted independently on the Nasdaq Stock Market under the symbol "TDCA". The TDC Class B Common Stock is not publicly traded. As of December 31, 1996, there were approximately 5,827 holders of record of TDC Class A Common Stock and one holder of TDC Class B Common Stock. TDC has not paid any dividends on its Common Stock and does not intend to do so. In addition, TDC's Restated Certificate of Incorporation prohibits the payment of dividends with Available Funds. (Available Funds are defined as all funds contributed to TDC by ALZA, plus any investment income earned thereon, less the costs of the Distribution and TDC's reasonable ongoing administrative expenses, including reasonable reserves for TDC's operations.)

   The quarterly high and low sales prices of Units (prior to June 11, 1996) and TDC Class A Common Stock (after June 11, 1996) for the calendar years 1996 and 1995 as quoted on the Nasdaq Stock Market were as follows:

                                     1996                   1995
                            --------------------     -------------------
                              High         Low         High       Low
                              ----         ---         ----       ---

First Quarter               $ 10 5/8     $ 7 1/8     $ 6 1/2     $ 5 1/4

Second Quarter              $  9 7/8     $ 8 7/8     $ 7 7/8     $ 6

Third Quarter               $ 10         $ 8         $ 7 3/4     $ 6 3/4

Fourth Quarter              $ 11 3/8     $ 9 3/8     $ 7 1/4     $ 6 3/4

ITEM 6.  SELECTED FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                         Period from          Period from
                                                                                          Inception            Inception
                                        Year Ended      Year Ended        Year Ended    (November 1992)     (November 1992)
                                        December 31,    December 31,      December 31,   to December 31,     to December 31,
                                           1996            1995               1994            1993                1996
                                        ------------    ------------      ------------   --------------      ---------------
Total revenues
(net interest and
investment                              $   8,215      $   11,540        $    8,673        $   5,908           $  34,336
income and license fees)

Net loss                                $ (94,750)     $  (59,403)       $  (25,661)       $    (384)          $(180,198)

Net loss per
common share                            $  (12.25)     $    (7.68)       $    (3.32)       $    (.05)

Total assets                            $  88,460      $  181,437        $  220,427        $ 251,928

Total liabilities                       $  19,316      $   16,965        $    7,849        $   2,454

No cash dividends were paid from inception (November 1992) through December 31, 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

   TDC was formed in November 1992 by ALZA and was fully capitalized and commenced operations in June 1993 with approximately $250 million in cash contribued by ALZA. TDC had cash and cash equivalents and short-term investments of approximately $85.3 million at December 31, 1996, as compared with $176.6 million at December 31, 1995, and $213.7 million at December 31, 1994. During 1994, TDC realized losses of approximately $3.9 million when it repositioned its investment portfolio to take advantage of higher interest rates.

   TDC's cash expenditures for operating activities were approximately $90.4 million in 1996, as compared with $48.3 million in 1995, and $19.4 million in 1994. Cash expenditures for operating activities were approximately $163.0 million from inception (November 1992) to December 31, 1996, and differ from TDC's net losses of approximately $180.2 million for the same period due primarily to the amount payable to ALZA for research and development and amortization of organization expenses. TDC's remaining cash, plus interest earned thereon, less administrative expenses (including reasonable reserves for TDC's operations) will be used primarily to fund the development of TDC Products under the Development Contract. Funds not immediately required for development activities and administrative expenses have been invested in low risk securities. TDC's investment portfolio includes investments in collateralized mortgage securities, U.S. Government securities, corporate notes, and asset backed notes. As TDC's funds continue to be utilized under the Development Contract, increasingly lower cash balances will be available for investment.

   Based on TDC's current rate of expenditures on TDC Products, it is expected that funds for product development will be exhausted in the second half of 1997 and product development funding by TDC will cease. However, several factors could impact the level and timing of TDC funding, including the discontinuation of the development of any TDC Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any TDC Product, any change in the number of projects advancing to or continuing in later stages of development or any adjustments in the rate of spending on products currently in development.

   When cash available for product development is exhausted, which is anticipated to occur in the second half of 1997, certain critical timetables will be triggered. First, ALZA's Purchase Option with respect to all of TDC's Class A Common Stock will expire on the 60th day after the later of the filing or the due date of a Form 10-K or Form 10-Q of TDC containing a balance sheet showing less than $5 million of cash, cash equivalents and short-term and long-term investments. In addition, ALZA has the right, for 90 days after expiration of the Purchase Option, to license any or all TDC Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option or the License Option with respect to any TDC Product and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option or the License Option for all TDC Products, TDC will not have funds to continue or complete development of any remaining products.

   ALZA has undertaken to fund certain TDC Product development activities which will not be completed before available cash is exhausted and which are described in work plans approved by TDC. Such funding by ALZA would begin on a product-by-product basis when TDC no longer has funds available to pay for such activities. Such funding will continue only during the period prior to the expiration of the Purchase Option and the License Option when ALZA has not yet made a determination whether or not to exercise its Purchase Option or its License Option for the particular product. However, this undertaking is subject to ALZA's determination of the continued technical and commercial feasibility of the product and the compatibility of the product with ALZA's product portfolio and business objectives.

   The Board of Directors of TDC has initiated activities to establish a contingency plan for the continued operations of TDC in the event that ALZA chooses not to exercise the Purchase Option. Possible actions under the contingency plan, which could be implemented individually or in combination, include the sale or license of TDC Products for which ALZA has not exercised its License Option, either worldwide or for countries for which ALZA has not exercised its option; the sale of TDC's rights to future payments with respect to TDC Products licensed by ALZA; and the sale of TDC's rights to future payments from ALZA with respect to the Developed Technology. TDC's Board will review the contingency plan on a regular basis. In the event that ALZA does not exercise the Purchase Option, there can be no assurance that the contingency plan will result in returns to TDC stockholders.

   The Board has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain an adequate reserve to ensure TDC's ability to meet its operating cash needs through at least December 31, 1997.

RESULTS OF OPERATIONS

   Revenues, consisting of net interest and investment income earned on invested funds and license fees, were approximately $8.2 million for the year ended December 31, 1996, as compared with $11.5 million for the year ended December 31, 1995, and $8.7 million for the year ended December 31, 1994. Revenues were approximately $34.3 million for the period from inception (November 1992) to December 31, 1996. As TDC's funds are utilized under the Development Contract, lower cash balances are available for investment and therefore net interest income continues to decrease. During the period in which products are under development and applications for regulatory approval are submitted and reviewed, TDC does not anticipate significant revenues.

   TDC incurred research and development expenses of approximately $100.0 million during 1996, as compared with $68.9 million during 1995, and $31.6 million during 1994. Research and development expenses have totaled approximately $205.4 million for the period from inception (November 1992) to December 31, 1996. Research and development expenditures increased in 1996 over 1995, as expected, as activities increased and as products reached later stages of development. TDC's research and development expenses are expected to continue at approximately current levels during 1997 subject, as discussed above, to the occurrence of various events which could affect the level and timing of TDC's expenditures on research and development.

   TDC incurred general and administrative expenses of approximately $3.0 million for the year ended December 31, 1996, as compared with $2.3 million for the year ended December 31, 1995, and $2.7 million for the year ended December 31, 1994. The increase in general and administrative expenses is due primarily to the additional activities required to support the increase in research and development activities. General and administrative expenses have totaled approximately $9.5 million for the period from inception (November 1992) to December 31, 1996. TDC incurred approximately $152,000 during 1996, $136,000 during 1995 and $206,000 during 1994 in administrative expenses under the Services Agreement with ALZA. Administrative expenses were approximately $614,000 for the period from inception (November 1992) to December 31, 1996.

   TDC reported a net loss of approximately $94.8 million or $12.25 per common share in the year ended December 31, 1996, as compared with $59.4 million or $7.68 per common share in the year ended December 31, 1995, and $25.7 million or $3.32 per common share in the year ended December 31, 1994. TDC had a net loss of approximately $180.2 million for the period from inception (November 1992) to December 31, 1996. The increasing net loss resulted primarily from the substantial increase in development activities each year since 1994. It is anticipated that TDC will continue to record significant net losses as products enter or continue in later stages of development, if additional products are accepted by TDC for development, and as investment income decreases as funds available for investment are reduced.

   For the years ended December 31, 1996, 1995, and 1994, the provision for income taxes was not material.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The financial statements are filed as part of this Annual Report on Form 10-K (see Item 14).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   TDC incorporates by reference the information concerning its directors set forth under the heading "Election of Directors" on pages 1 through 3 in TDC's definitive proxy statement dated March 27, 1997 for its Annual Meeting of Stockholders to be held May 8, 1997 (the "Proxy Statement"). Information concerning TDC's executive officers appears at the end of Part I of this report on page 14.

ITEM 11.  EXECUTIVE COMPENSATION

   TDC incorporates by reference the information ("Summary Compensation Table", "1996 Option Grants" and "1996 Aggregated Option Exercises and Fiscal Year-End Option Values") set forth under the heading "Executive Compensation" on page 4 in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   TDC incorporates by reference the information set forth under the heading "Beneficial Stock Ownership" on pages 7 through 8 in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   TDC incorporates by reference the information set forth under the heading "Certain Transactions" on page 8 in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this Annual Report on Form 10-K:

    1.  Financial Statements (See Index to Financial Statements on page 23)

    2.  Financial Statement Schedules (None)

    3.  Exhibits:

         3.1 Restated Certificate of Incorporation of Therapeutic Discovery Corporation filed with the Delaware Secretary of State on April 1, 1993.

         3.2 Restated By-laws of Therapeutic Discovery Corporation dated January 26, 1994.

        10.1 Technology License Agreement between Therapeutic Discovery Corporation and ALZA Corporation dated March 10, 1993.

        10.2  Development Agreement between Therapeutic Discovery
              Corporation and ALZA Corporation dated March 10, 1993.

        10.3 License Option Agreement between Therapeutic Discovery Corporation and ALZA Corporation dated March 10, 1993.

        10.4 Services Agreement between Therapeutic Discovery Corporation and ALZA Corporation dated March 10, 1993.

        10.5  Amended and Restated 1993 Stock Option Plan.

        10.6  Executive Deferral Plan.

        10.7 Agreement Regarding Certain Products and Activities and Amendment No. 1 to Development Agreement between
              Therapeutic Discovery Corporation and ALZA Corporation.

        27    Financial Data Schedule

(b) No reports on Form 8-K were filed during the quarter ended December 31, 1996

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 27, 1997           THERAPEUTIC DISCOVERY CORPORATION


                                By    /s/   Gary L. Neil
                                   ------------------------------
                                          Dr. Gary L. Neil
                                           President and
                                      Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/  Gary L. Neil                    /s/  David R. Hoffmann
-----------------------------      ---------------------------------
 Dr. Gary L. Neil                    David R. Hoffmann
 President, Chief Executive          Vice President, Finance
 Officer and Director                and Principal Financial
 Date: March 27, 1997                and Accounting Officer
                                     Date: March 27, 1997


/s/  Allen M. Phipps                 /s/  William P. Sommers
-----------------------------      ---------------------------------
 Allen M. Phipps                     Dr. William P. Sommers
 Chairman of the Board of            Director
 Directors                           Date: March 27, 1997
 Date: March 27, 1997



/s/  Terrence F. Blaschke            /s/  Paul D. Lairson
-----------------------------      ---------------------------------
Dr. Terrence F. Blaschke             Dr. Paul D. Lairson
Director                             Director
Date: March 27, 1997                 Date: March 27, 1997

                  Therapeutic Discovery Corporation

                    Index to Financial Statements

                             (Item 14(a))


Financial Statement                                        F Page Number
-------------------                                        -------------

Report of Ernst & Young LLP, Independent Auditors                 1

Balance Sheet at December 31, 1996 and 1995                       2

Statement of Operations for the years ended
December 31, 1996, 1995, and 1994 and
for the period from Inception (November 1992)
to December 31, 1996                                              3

Statement of Stockholders' Equity for the
period from Inception (November 1992) to
December 31, 1993 and for the years ended
December 31, 1994, 1995, and 1996                                4-6

Statement of Cash Flows for the years ended
December 31, 1996, 1995, and 1994
and for the period from Inception (November 1992)
to December 31, 1996                                              7

Notes to Financial Statements                                    8-15



   All schedules have been omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements, including the notes thereto.

   The above financial statements are included on the following pages F-1 through F-15.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS



The Board of Directors and Stockholders of
Therapeutic Discovery Corporation

   We have audited the accompanying balance sheet of Therapeutic Discovery Corporation (a development stage company) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period from inception (November 1992) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Therapeutic Discovery Corporation (a development stage company) at December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996, 1995 and 1994 and for the period from inception (November 1992) to December 31, 1996 in conformity with generally accepted accounting principles.

                                                       /s/ Ernst & Young LLP

Palo Alto, California
February 14, 1997

                   THERAPEUTIC DISCOVERY CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)

                             BALANCE SHEET
       (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

ASSETS                                         December 31,     December 31,
                                                    1996             1995
                                               ------------     ------------
Current assets:
  Cash and cash equivalents                      $  10,597       $  13,314
  Short-term investments                            74,707         163,294
  Interest receivable                                  809           1,427
  Prepaid expenses and other current assets          1,033             278
                                               ------------     ------------
  Total current assets                              87,146         178,313


Long-term assets:
  Employee loans, long-term                            300             300
  Prepaid expenses and other long-term assets            -           1,094
  Organization costs, (net of accumulated
    amortization)                                    1,014           1,730
                                               ------------     ------------
Total assets                                     $  88,460       $ 181,437
                                               ------------     ------------
                                               ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Payable to ALZA Corporation                    $  19,129       $  16,817
  Accounts payable and other liabilities                72             148
                                               ------------     ------------
    Total current liabilities                       19,201          16,965

Long-term liabilities:
    Deferred compensation                              115               -

Stockholders' equity:
  Class A Common Stock, $.01 par value,
     12,000,000 shares authorized, 7,734,424
     issued and outstanding                             77              77
  Class B Common Stock, $.01 par value,
    100 shares authorized, issued and
    outstanding                                          -               -
  Additional paid-in capital                       251,650         251,650
  Net unrealized losses on available-for-sale
    securities                                      (1,166)           (262)
  Deficit accumulated during development stage    (180,198)        (85,448)
  Deferred compensation                             (1,219)         (1,545)
                                               ------------     ------------
    Total stockholders' equity                      69,144         164,472
                                               ------------     ------------
Total liabilities and stockholders' equity       $  88,460       $ 181,437
                                               ------------     ------------
                                               ------------     ------------

                          SEE ACCOMPANYING NOTES.

                   THERAPEUTIC DISCOVERY CORPORATION
                     (A DEVELOPMENT STAGE COMPANY)

                        STATEMENT OF OPERATIONS
       (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)



                                                                                                  Period From
                                          Year Ended         Year Ended        Year Ended          Inception
                                          December 31,      December 31,       December 31,    (November 1992) to
                                             1996               1995               1994        December 31, 1996
                                          ------------      ------------       ------------    -------------------
REVENUES:

  Net interest and investment income       $    8,215       $    11,540        $     8,673         $   34,336
   and license fees

EXPENSES:

  Research and development
  paid to ALZA Corporation                     99,953            68,923             31,634            205,379

  General and administrative                    3,012             2,321              2,700              9,456
                                           ----------       -----------        -----------         ----------

  Total expenses                              102,965            71,244             34,334            214,835
                                           ----------       -----------        -----------         ----------
Loss before taxes                             (94,750)          (59,704)           (25,661)          (180,499)
                                           ----------       -----------        -----------         ----------
Income tax                                          -               301                  -                301
                                           ----------       -----------        -----------         ----------
Net loss                                   $  (94,750)      $   (59,403)       $   (25,661)        $ (180,198)
                                           ----------       -----------        -----------         ----------
                                           ----------       -----------        -----------         ----------
Net loss per common share                  $   (12.25)      $     (7.68)       $     (3.32)
                                           ----------       -----------        -----------
                                           ----------       -----------        -----------
Weighted average common shares              7,734,524         7,734,524          7,734,524
                                           ----------       -----------        -----------
                                           ----------       -----------        -----------


                            SEE ACCOMPANYING NOTES.

                        THERAPEUTIC DISCOVERY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                       Unrealized      Deficit
                                                                        losses on    Accumulated
                                      Class A    Class B   Additional   available-    During the                     Total
                            Common     Common     Common    Paid-in     for-sale     Development   Deferred     Stockholders'
                            Stock      Stock      Stock     Capital     securities      Stage     Compensation      Equity
                           --------  ---------  ---------  ----------  ------------  -----------  ------------  -------------
Issuance of 100 shares
  of Common Stock for
  $20 per share to ALZA
  Corporation in
  November 1992             $  -       $  -        $  -      $     2       $  -         $  -         $  -         $      2


Issuance of 7,734,424
  shares of Class A
  Common Stock for
  approximately $32.32
  per share to ALZA
  Corporation in June
  1993, net of issuance
  costs of $222                -         77           -       249,699          -             -            -         249,776


Conversion by ALZA
  Corporation of 100
  shares of Common Stock
  into 100 shares of
  Class B Common Stock
  in June 1993                  -          -          -            -          -             -            -                -


Deferred compensation
  resulting from grant
  of options through
  December 31, 1993             -           -         -       1,686           -             -       (1,686)               -


Amortization of
  deferred
  compensation                  -           -         -           -           -             -            80              80


Net loss                        -           -         -           -           -          (384)            -            (384)
                           ------     -------   -------    --------   ---------     ---------     ---------      ----------

BALANCE,
  DECEMBER 31,
  1993                           -        77          -     251,387          -          (384)       (1,606)         249,474


                            SEE ACCOMPANYING NOTES.

                        THERAPEUTIC DISCOVERY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                           Unrealized      Deficit
                                                                            losses on    Accumulated
                                          Class A    Class B   Additional   available-    During the                     Total
                                Common     Common     Common    Paid-in     for-sale     Development   Deferred     Stockholders'
                                Stock      Stock      Stock     Capital     securities      Stage     Compensation      Equity
                               --------  ---------  ---------  ----------  ------------  -----------  ------------  -------------
Deferred compensation
  resulting from grant
  of options in the year
  ended December 31, 1994            -         -          -         261          -            -           (261)              -

Amortization of
  deferred
  compensation                       -         -          -           -          -            -            158             158


Net change in unrealized
  loss on available-for-sale
  securities                         -         -          -           -    (11,393)          -               -         (11,393)

Net loss                             -         -          -           -          -     (25,661)              -         (25,661)
                                ------     -------   -------    --------   -------     -------       ---------        --------

BALANCE,
  DECEMBER 31,
  1994                               -        77          -      251,648   (11,393)    (26,045)        (1,709)         212,578


Deferred compensation
  resulting from grant
  of options in the year
  ended December 31, 1995           -         -          -             2         -           -            (2)               -

Amortization of
  deferred
  compensation                      -         -         -              -         -           -           166              166

Net change in unrealized
  loss on available-for-sale
  securities                        -         -         -             -     11,131           -             -           11,131

Net loss                            -         -         -             -          -           -             -          (59,403)
                               ------     -------   -------    --------   ---------     ---------     ---------      ----------
BALANCE,
  DECEMBER 31,
  1995                           $  -     $  77      $  -     $ 251,650    $  (262) $  (85,448)    $  (1,545)        $164,472


                            SEE ACCOMPANYING NOTES.

                        THERAPEUTIC DISCOVERY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
            (IN THOUSANDS, EXCEPT NUMBER OF SHARES AND PER SHARE DATA)

                                                                            Unrealized      Deficit
                                                                             losses on    Accumulated
                                           Class A    Class B   Additional   available-    During the                     Total
                                 Common     Common     Common    Paid-in     for-sale     Development   Deferred     Stockholders'
                                 Stock      Stock      Stock     Capital     securities      Stage     Compensation      Equity
                                --------  ---------  ---------  ----------  ------------  -----------  ------------  -------------
Deferred compensation
  resulting from grant
  of options in the year
  ended December 31, 1996             -         -        -             -          -          -             -                  -


Amortization of
  deferred
  compensation                        -         -        -             -          -                          326            326


Net change in unrealized
  loss on available-for-sale
  securities                          -         -        -             -       (904)         -             -               (904)


Net loss                              -         -        -             -          -        (94,750)        -            (94,750)
                                 ------     -------   -------    --------   ---------     ---------     ---------      ----------
BALANCE,
  DECEMBER 31,
  1996                            $  -     $   77    $   -    $  251,650  $  (1,166)     $(180,198)    $  (1,219)      $  69,144
                                ------     -------   -------    --------   ---------     ---------     ---------      ----------
                                ------     -------   -------    --------   ---------     ---------     ---------      ----------


                            SEE ACCOMPANYING NOTES.

                        THERAPEUTIC DISCOVERY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                INCREASES (DECREASES) IN CASH AND CASH EQUIVALENTS
                                 (IN THOUSANDS)

                                                                                                Period from
                                                Year Ended     Year Ended     Year Ended         Inception
                                                December 31,   December 31,   December 31,   (November 1992) to
                                                   1996            1995          1994        December 31, 1996
                                                ------------   ------------   ------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                        $(94,750)     $(59,403)     $ (25,661)       $ (180,198)
  Adjustments to reconcile net loss
    to net cash used in operating activities:
    Amortization of organization costs                 716           716            716             2,566
    Amortization of deferred compensation              326           164            158               728
    (Increase) decrease in assets:
      Interest receivable                              618         1,021            127              (809)
      Other receivable                                   -             -           (252)             (252)
      Organization costs                                 -             -              -            (3,581)
      Prepaid expenses and other assets                339           123            130              (781)
    Increase (decrease) in liabilities:
      Payable to ALZA Corporation                    2,312         9,122          5,390            19,129
      Accounts payable                                   4            (2)           (47)                5
      Other current liabilities                        (80)           (4)            52                67
      Long-term liabilities                            115             -              -               115
                                                  --------     --------         -------         ----------
        Total adjustments                            4,350        11,140          6,274            17,187
                                                  --------     --------         -------         ----------
          Net cash used in operating activities    (90,400)      (48,263)       (19,387)         (163,011)

CASH FLOWS FROM INVESTING ACTIVITIES:

  Investments in available-for-sale securities     (25,667)      (42,863)      (294,121)       (1,363,067)
  Sale of available-for-sale securities             98,523        81,349        194,134           586,674
  Maturities of available-for-sale securities       14,827         3,041        137,918           700,523
  Employee loans, long-term                              -             -              -              (300)
                                                  --------     --------         -------         ----------
        Net cash provided by (used in) investing
          activities                                87,683        41,527         37,931           (76,170)


CASH FLOWS FROM FINANCING ACTIVITIES:

  Issuance of Class B Common Stock                       -            -               -                  2
  Issuance of Class A Common Stock, net of
    issuance costs                                       -            -               -            249,776
                                                  --------     --------         -------         ----------
        Net cash provided by financing
          activities                                     -            -               -            249,778
                                                  --------     --------         -------         ----------

Net increase (decrease) in cash and cash
  equivalents                                       (2,717)      (6,736)         18,544             10,597

Cash and cash equivalents at beginning of period    13,314       20,050           1,506                  -
                                                  --------     --------         -------         ----------

Cash and cash equivalents at end of period        $ 10,597     $ 13,314         $20,050         $   10,597
                                                  --------     --------         -------         ----------
                                                  --------     --------         -------         ----------


                            SEE ACCOMPANYING NOTES.

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996


                           NOTES TO FINANCIAL STATEMENTS

1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

  Therapeutic Discovery Corporation ("TDC") was incorporated in Delaware on November 12, 1992 and commenced operations on June 11, 1993. Since it commenced operations, TDC has been engaged in selecting and developing new human pharmaceutical products combining the proprietary drug delivery systems of ALZA Corporation ("ALZA") with various drug compounds. TDC's principal activities consist of research and development activities under its agreements with ALZA. Accordingly, TDC is considered a development stage company.

  TDC incurred research and development expenses of approximately $100.0 million during 1996, $68.9 million during 1995, and $31.6 million during 1994. Research and development expenses have totaled approximately $205.4 million for the period from inception (November 1992) to December 31, 1996. Based on TDC's current rate of expenditures on TDC products, it is expected that funds for product development will be exhausted in the second half of 1997 and product development funding by TDC will cease. When cash available for product development is exhausted, ALZA's purchase option with respect to all of TDC's Class A Common Stock and option to license TDC products on a product-by-product basis will be triggered, as described more fully in Note 2 below. The Board of Directors of TDC has initiated activities to establish a contingency plan for the continued operations of TDC in the event that ALZA chooses not to exercise the purchase option, and has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain an adequate level of available funds to ensure TDC's ability to meet its operating cash needs through at least December 31, 1997.

    A summary of the significant accounting policies of TDC follows:

  USE OF ESTIMATES:

  The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996

  CASH AND CASH EQUIVALENTS:

  TDC reports all highly liquid debt instruments purchased with a maturity of three months or less as cash equivalents. The carrying amount reported on the balance sheet for cash and cash equivalents approximates their fair value.

  SHORT-TERM INVESTMENTS:

  TDC has classified its entire investment portfolio, including cash equivalents of approximately $85 million and $177 million at December 31, 1996 and 1995, respectively, as available-for-sale. TDC's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair market value with unrealized losses recorded as a separate component of stockholders' equity. At December 31, 1996, net unrealized losses on available-for-sale securities were approximately $1.2 million. At December 31, 1995, net unrealized losses on available-for-sale securities were approximately $0.3 million. Realized gains and losses for the years ended December 31, 1996 and 1995 were not material. The cost of securities when sold is based upon specific identification.

  The following is a summary of available-for-sale securities at December 31, 1996:

                                             Available-for-Sale Securities
                                 ----------------------------------------------------
                                                                          Estimated
                                              Unrealized    Unrealized       Fair
(in thousands)                     Cost          Gains        Losses         Value
                                 ---------    ----------    ----------    -----------
U.S. Treasury securities
  and obligations of U.S.
  government agencies            $ 37,921       $   8        $ (370)      $ 37,559

Collateralized mortgage
  obligations and asset
  backed securities                22,340           4           (517)        21,827

Corporate securities               24,478           7           (298)        24,187
                                 --------       -----        -------      ---------
                                 $ 84,739       $  19        $(1,185)     $  83,573
                                 --------       -----        -------      ---------
                                 --------       -----        -------      ---------

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996

  The following is a summary of available-for-sale securities at December 31, 1995:

                                             Available-for-Sale Securities
                                 ----------------------------------------------------
                                                                          Estimated
                                              Unrealized    Unrealized       Fair
(in thousands)                     Cost          Gains        Losses         Value
                                 ---------    ----------    ----------    -----------
U.S. Treasury securities
  and obligations of U.S.
  government agencies            $  89,526     $    288      $  (167)     $  89,647

Collateralized mortgage
  obligations and asset
  backed securities                 39,061           11         (363)        38,709

Corporate securities                47,858           47          (78)        47,827
                                 ---------     --------      -------      ---------
                                 $ 176,445     $    346      $  (608)     $ 176,183
                                 ---------     --------      -------      ---------
                                 ---------     --------      -------      ---------


  The amortized cost and estimated fair value of debt and marketable securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.


                                                   Estimated
                                                      Fair
(in thousands)                       Cost            Value
                                 ----------       -----------
Due in one year or less          $   36,938       $    36,611
Due after one year through
  four years                         40,814            40,118
Due after four years through
  eight years                         6,987             6,844
                                 ----------       -----------
                                 $   84,739       $    83,573
                                 ----------       -----------
                                 ----------       -----------

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996

  INVESTMENT RISK:

  TDC invests excess cash in money market and fixed income securities of companies with strong credit ratings, from a variety of industries, and in U.S. government obligations. These securities typically bear minimal credit risk and TDC has not experienced any losses on its investments to date due to credit risk.

  ORGANIZATION COSTS:

  Organization costs totaling approximately $3.6 million were incurred in developing TDC's organizational, financial and contractual structures and are being amortized over 60 months using the straight line method.

  STOCK BASED COMPENSATION:

  The Company accounts for stock option grants in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company grants certain stock options for a fixed number of shares to employees, directors and consultants with an exercise price below the fair value at the date of grant and, accordingly, recognizes deferred compensation from the date of the grant.

  PER SHARE INFORMATION:

  Per share information is based on 7,734,524 shares (including Class A and Class B Common Stock) outstanding for the entire period from inception (November 1992) to December 31, 1996. Common equivalent shares are excluded as their effect is antidilutive.

2.  ARRANGEMENTS WITH ALZA CORPORATION

  TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. In connection with the dividend discussed below, ALZA made a $250 million cash contribution to TDC's capital, which is being used primarily to fund activities under the development contract described below.

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996


  In March 1993, ALZA announced a special dividend of units (each, a "Unit") to ALZA stockholders, each Unit consisting of one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock at an exercise price of $65 per share. Holders of record of ALZA Common Stock on May 28, 1993 received one Unit for every 10 shares of ALZA Common Stock held, with cash distributed in lieu of fractional Units. A total of 7,734,424 Units were distributed to ALZA stockholders on June 11, 1993. As a result of the distribution, all of the outstanding shares of TDC Class A Common Stock were distributed to ALZA stockholders. ALZA continues to hold all of the outstanding shares of TDC Class B Common Stock.

  In accordance with TDC's Restated Certificate of Incorporation, on June 11, 1996, the Units separated into their component securities--TDC Class A Common Stock and ALZA warrants. As a result of the separation, both securities are listed and trade independently on the Nasdaq Stock Market. The trading symbol for the TDC Class A Common Stock is "TDCA".

  ALZA and TDC are parties to a development agreement (the "Development Contract") pursuant to which ALZA conducts research and development activities on behalf of TDC. Under the Development Contract, products have been proposed by ALZA to TDC for development. For products approved for development by TDC, ALZA (and/or other third parties) conducts research and development activities under approved work plans and cost estimates. ALZA has granted to TDC a royalty-free, exclusive, worldwide perpetual license to use ALZA's proprietary drug delivery technology to develop and commercialize TDC products.

  For activities under the Development Contract, TDC incurred research and development expenses of approximately $100.0 million during 1996, as compared with $68.9 million during 1995, and $31.6 million during 1994. As development activities continue during 1997, TDC's research and development expenses are expected to continue until the funds contributed to TDC by ALZA in 1993, plus any investment income earned thereon, less organization costs and administrative expenses (including reasonable reserves for TDC operations) are utilized.

  ALZA has an option to license any products developed by TDC, on a country-by-country product-by-product basis. If ALZA exercises its license option for any product, ALZA will make the following payments to TDC with respect to such product:

      (a) if the product is sold by ALZA, royalties of up to a maximum of 5% of ALZA's net sales of the product determined as follows: (i) 1% of net sales, plus (ii) an additional 0.1% of net sales for each full $1 million of development costs of the

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996

       product paid by TDC; and (b) if the product is sold by a third party, sublicensing fees of up to 50% of ALZA's sublicensing revenues with respect to the product, determined as follows: (i) 10% of ALZA's sublicensing revenues, plus (ii) an additional 1% of ALZA's sublicensing revenues for each full $1 million of development costs of the product paid by TDC.

  ALZA has an option, exercisable on a product-by-product basis, to buy out its royalty obligation to TDC by making a one-time payment that is a multiple of royalties and sublicensing fees paid in specified periods. Such option may be exercised on a country-by-country or worldwide basis. Since the beginning of 1997, ALZA has exercised its option to license TDC's second-generation transdermal testosterone product to follow ALZA's existing Testoderm-Registered Trademark- product from TDC for 12 European countries, and TDC's OROS-Registered Trademark- hydromorphone product for the entire world.

  ALZA also has an option, exercisable in ALZA's sole discretion, to purchase, according to a predetermined formula, all (but not less than all) of the outstanding shares of TDC Class A Common Stock (the "Purchase Option"). The Purchase Option is exercisable at any time until December 31, 1999; provided that such date may be extended for successive one year periods if, as of any June 30 beginning with June 30, 1999, TDC has not used pursuant to the Development Contract at least 90% of the cash initially contributed to TDC by ALZA plus interest earned thereon less organization costs, TDC's administrative expenses (including reasonable reserves for operations), and the costs of the distribution to ALZA's stockholders. The Purchase Option will expire, in any event, on the 60th day after TDC files with the Securities and Exchange Commission a Form 10-K or Form 10-Q containing a balance sheet showing less than an aggregate of $5 million in cash and cash equivalents, short-term investments and long-term investments.

  If the Purchase Option is exercised, the exercise price will be the greatest of:

    (a) $100 million;

    (b) the greater (i) of 25 times the worldwide royalties and sublicensing fees paid by ALZA to TDC during four specified calendar quarters or (ii) 100 times such royalties and sublicensing fees during a specified calendar quarter, in each case, less any amounts previously paid by ALZA to exercise a buy-out option with respect to any product;

    (c) the fair-market value of one million shares of ALZA Common Stock, or

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996

    (d) $325 million less all amounts paid by TDC under the Development
  Contract.

The purchase price may be paid in cash, in ALZA Common Stock, or any combination of the two, at the option of ALZA.

  Until the expiration of the Purchase Option, ALZA, as the sole holder of TDC's Class B Common Stock, will be entitled to vote separately as a class with respect to, and therefore could prevent, any merger or liquidation of TDC, the sale, lease, exchange, transfer or other disposition of any substantial asset of TDC, and any amendments to the Restated Certificate of Incorporation of TDC that would alter the Purchase Option, TDC's capitalization, or the provisions of the Restated Certificate of Incorporation concerning TDC's board of directors.

  ALZA performs certain administrative services for TDC under an annually renewable services agreement which is terminable at the option of TDC on 60 days' notice. Under this agreement, TDC reimburses ALZA for its fully-burdened costs. Expenses incurred by TDC for administrative services rendered under this agreement were approximately $152,000 in 1996, as compared with $136,000 in 1995, and $206,000 in 1994. The expenses incurred for the period from inception (November 1992) to December 31, 1996 were approximately $614,000.

  The arrangements between ALZA and TDC are complex and are incorporated in various agreements between the parties and in TDC's Restated Certificate of Incorporation.

3.  STOCK OPTIONS

  TDC has a stock option plan under which 500,000 shares of Class A Common Stock have been reserved for issuance to employees, officers, directors and consultants. During the period from inception (November 1992) to December 31, 1993, options to purchase 341,500 shares were granted. In the year ended December 31, 1994, options to purchase 55,000 shares were granted to consultants. In the year ended December 31, 1995, options to purchase 2,000 shares were granted and options to purchase 1,500 shares were canceled. In the year ended December 31, 1996, the options to purchase 2,000 shares that were granted in 1995 were canceled. All outstanding options have an exercise price of $1.00 per share, are exercisable in four equal annual installments beginning on June 11, 1996, and expire ten years after the date of grant. As of December 31, 1996, 395,000 options were outstanding, 98,750 of which were exercisable. The weighted average remaining contractual life is 6.61 years for options outstanding at December 31, 1996.

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996

     STOCK COMPENSATION PLAN

  TDC has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. The proforma compensation associated with the options granted in 1995 (none in 1996) is negligible. TDC has, for financial statement presentation purposes, recorded deferred compensation expense equal to the difference, at the date of grant, between the exercise price and the market value on the date of grant of the Class A Common Stock underlying options granted during the relevant periods. This deferred compensation amount is being amortized to expense over the vesting period of the options.

4.  INCOME TAXES

  Significant components of TDC's deferred tax assets for federal and state income taxes for the two years ended December 31, 1996 and, 1995 are as follows:

(in thousands)

                                                 1996          1995
                                              ----------    ---------
Net deferred tax assets:
  Capitalized research expenses               $   64,696    $  28,337
  Capital loss carryover                           1,434        1,454
  SFAS 115 unrealized losses                         479          108
  Other                                              (39)         (39)
                                              ----------    ---------
    Total deferred tax assets                     66,570       29,860
    Less:  valuation allowance                   (66,570)     (29,860)
                                              ----------    ---------
Net deferred tax assets                       $        -    $       -
                                              ----------    ---------
                                              ----------    ---------

  Because of the Company's lack of earnings history, the net deferred tax assets have been fully offset by a valuation allowance. The valuation allowance increased by $36,710 in 1996 as compared with 1995 and by $14,719 in 1995 as compared with 1994, and by $14,695 in 1994 as compared with 1993.

                                             Therapeutic Discovery Corporation
                                                 (a development stage company)
                                                             December 31, 1996


                                 EXHIBIT INDEX

EXHIBIT

  3.1    Restated Certificate of Incorporation of Therapeutic
         Discovery Corporation filed with the Delaware
         Secretary of State on April 1, 1993.

  3.2 Restated By-laws of Therapeutic Discovery Corporation dated January 26, 1994.

 10.1    Technology License Agreement between Therapeutic
         Discovery Corporation and ALZA Corporation dated
         March 10, 1993.

 10.2    Development Agreement between Therapeutic Discovery
         Corporation and ALZA Corporation dated March 10, 1993.

 10.3    License Option Agreement between Therapeutic Discovery
         Corporation and ALZA Corporation dated March 10, 1993.

 10.4   Services Agreement between Therapeutic Discovery
        Corporation and ALZA Corporation dated March 10, 1993.

 10.5   Amended and Restated 1993 Stock Option Plan.

 10.6   Executive Deferral Plan.

 10.7 Agreement Regarding Certain Products and Activities and Amendment No. 1 to Development Agreement between Therapeutic Discovery Corporation and
        ALZA Corporation.

 27     Financial Data Schedule