Form 10-Q
period 1997-03-31
THERAPEUTIC DISCOVERY CORP
filed 1997-05-14
CIK 899753

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q


  X      Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

         For the quarterly period ended  MARCH 31, 1997

                                          or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
----     Exchange Act of 1934

    For the transition period from ______ to ______

                            Commission File Number 0-21478
                                                  ----------
                          THERAPEUTIC DISCOVERY CORPORATION
            --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)


             Delaware                                        94-3173191
   ----------------------------------                 -------------------------
    (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                      Identification No.)

1454 Page Mill Road, Suite 220, P.O. Box 10051, Palo Alto, CA   94303-0806
--------------------------------------------------------------  ----------
             (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (415) 496-8200
                                                   --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                               -----   -----

Number of shares outstanding of each of the registrant's classes of common stock as of May 12, 1997

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

Part I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS



                          THERAPEUTIC DISCOVERY CORPORATION
                            (a development stage company)

                         Statement of Operations (unaudited)
              (in thousands, except number of shares and per share data)

                                                                   Period From
                                        Quarter Ended               Inception
                                          March 31,               (November 1992)
                                      1997           1996        to March 31, 1997
                                    -------         ------     ---------------------
REVENUES:

    Net interest and investment
     income and license fees       $      667     $   2,672          $  35,003

EXPENSES:

    Research and development
    paid to ALZA Corporation           22,241        21,573            227,620

    General and administrative            655           550             10,111
                                     ---------     ---------         -----------
      Total expenses                   22,896        22,123            237,731
                                     ---------     ---------         -----------
Loss before tax                       (22,229)      (19,451)          (202,728)
                                     ---------     ---------         -----------
Income tax                                 --            --                301
                                     ---------     ---------         -----------
Net loss                           $  (22,229)    $ (19,451)        $ (202,427)
                                     ---------     ---------         -----------
                                     ---------     ---------         -----------
Net loss per common share          $    (2.87)    $   (2.51)
                                     ---------     ---------
                                     ---------     ---------
Weighted average common shares      7,734,524     7,734,524
                                   -----------   -----------
                                   -----------   -----------


                               See accompanying notes.

                           THERAPEUTIC DISCOVERY CORPORATION
                            (a development stage company)

                              Balance Sheet (unaudited)
              (in thousands, except number of shares and per share data)


ASSETS                                              March 31,    December 31,
                                                      1997          1996
                                                --------------  --------------
Current assets:
    Cash and cash equivalents                    $    6,736     $    10,597
    Short-term investments                           55,424          74,707
    Interest receivable                                 521             809
    Prepaid expenses and other
      current assets                                    424           1,033
                                                --------------  --------------
        Total current assets                         63,105          87,146

Long-term assets:
    Employee loans, long-term                           300             300
    Prepaid expenses and other
      long-term assets                                   --              --
    Organization costs, (net of
      accumulated amortization)                         835           1,014
                                                --------------  --------------
Total assets                                     $   64,240       $  88,460
                                                --------------  --------------
                                                --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Payable to ALZA Corporation                  $  16,719        $  19,129
    Accounts payable and other current
     liabilities                                        31               72
                                                --------------  --------------
        Total current liabilities                   16,750           19,201

Long-term liabilities:
    Deferred compensation                              221              115

Total liabilities

Stockholders' equity:
    Class A Common Stock, $.01 par
      value, 12,000,000
      shares authorized, 7,734,424
      issued and outstanding                            77               77
    Class B Common Stock, $.01 par
      value, 100 shares authorized,
      issued and outstanding                            --               --
    Additional paid-in capital                     251,650          251,650
    Net unrealized losses on
      available-for-sale securities                   (932)          (1,166)
    Deficit accumulated during the
      development stage                           (202,427)        (180,198)
    Deferred compensation                           (1,099)          (1,219)
                                                --------------  --------------
         Total stockholders' equity                 47,269           69,144
                                                --------------  --------------
Total liabilities and stockholders' equity       $  64,240        $  88,460
                                                --------------  --------------
                                                --------------  --------------


                               See accompanying notes.

                         THERAPEUTIC DISCOVERY CORPORATION
                            (a development stage company)

              Condensed Consolidated Statement of Cash Flows (unaudited)
                                    (in thousands)

                                                                    Period From
                                                Quarter Ended        Inception
                                                  March 31,     (November 1992) to
                                              1997        1996     March 31, 1997
                                          -----------  ---------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                  $  (22,229)  $ (19,451)   $  (202,427)
Adjustments to reconcile net loss
    to net cash used in operating
      activities:
    Amortization of organization costs           179         179          2,745
    Amortization of deferred compensation        120          40            848
    (Increase) decrease in assets:
      Interest receivable                        288        (355)          (521)
      Other receivable                            --          --           (252)
      Organization costs                          --          --         (3,581)
      Prepaid expenses and other assets          609         (19)          (172)
    Increase (decrease) in liabilities:
      Payable to ALZA Corporation             (2,410)     (1,161)        16,719
      Accounts payable and other current
       liabilities                               (41)       (132)            31
      Long-term liabilities                      106           6            221
                                          -----------  ---------- ----------------
        Total adjustments                     (1,149)     (1,442)        16,038
                                          -----------  ---------- ----------------
          Net cash used in operating
           activities                        (23,378)    (20,893)      (186,389)

CASH FLOWS FROM INVESTING ACTIVITIES:

    Investments in available-for-sale
      securities                                  --      (5,032)    (1,363,067)
    Sale of available-for-sale securities     19,517       4,071        606,191
    Maturities of available-for-sale
      securities                                  --      20,968        700,523
    Employee loans, long-term                     --          --           (300)
                                          -----------  ---------- ----------------
      Net cash provided by
        (used in) investing activities        19,517      20,007        (56,653)

CASH FLOWS FROM FINANCING ACTIVITIES:

    Issuance of Class B Common Stock              --          --              2
    Issuance of Class A Common Stock              --          --        249,998
    Issuance costs                                --          --           (222)
                                          -----------  ---------- ----------------
       Net cash provided by financing
        activities                                --          --        249,778
                                          -----------  ---------- ----------------
Net increase (decrease) in cash and
    cash equivalents                          (3,861)       (886)         6,736

Cash and cash equivalents at beginning
 of period                                    10,597      13,314             --
                                          -----------  ---------- ----------------
Cash and cash equivalents at end of period  $  6,736   $  12,428       $  6,736
                                          -----------  ---------- ----------------
                                          -----------  ---------- ----------------



                               See accompanying notes.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997


                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     Therapeutic Discovery Corporation ("TDC") was incorporated in Delaware on November 12, 1992 and commenced operations on June 11, 1993. TDC was formed to select and develop new human pharmaceutical products (the "TDC Products") combining the proprietary drug delivery systems of ALZA Corporation ("ALZA") with various drug compounds. TDC has been engaged in these and related activities since its formation. TDC's principal activities consist of research and development activities under its agreements with ALZA.

      Under generally accepted accounting principles, TDC is considered a development stage company and, accordingly, must present financial information for the quarters ended March 31, 1997 and 1996 and for the period from inception (November 1992) to March 31, 1997.

     The information at March 31, 1997, for the quarters ended March 31, 1997 and 1996, and the period from inception (November 1992) to March 31, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of TDC believes necessary for fair presentation of the results for such periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements of TDC for the year ended December 31, 1996 included in TDC's 1996 Annual Report on Form 10-K.

2.   SHORT-TERM INVESTMENTS

     TDC has classified its entire investment portfolio as available-for-sale. TDC's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair market value with unrealized losses recorded as a separate component of stockholders' equity. At March 31, 1997, net unrealized losses on available-for-sale securities were approximately $0.9 million. At March 31, 1996, net unrealized losses on available-for-sale securities were approximately $1.4 million. The cost of securities when sold is based upon specific identification.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

The following is a summary of available-for-sale securities at March 31, 1997:

                                           AVAILABLE-FOR-SALE SECURITIES

                                                                         Estimated
                                                Unrealized Unrealized      Fair
   (in thousands)                     COST         Gains     Losses        Value
                                  -----------  ---------- ------------  -------------
U.S. Treasury securities
     and obligations of U.S.
     government agencies           $  28,521     $     0     $  (532)      $ 27,989

Collateralized mortgage
     obligations and asset
     backed securities                12,850           5        (253)        12,602

Corporate securities                  21,511           0        (152)        21,359
                                  -----------  ---------- ------------  -------------
                                   $  62,882     $     5     $  (937)      $ 61,950
                                  -----------  ---------- ------------  -------------
                                  -----------  ---------- ------------  -------------


     The amortized cost and estimated fair value of debt and marketable securities at March 31, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                        Estimated
                                                           Fair
(in thousands)                           Cost             Value
                                     ----------       -------------
Due in one year or less              $   29,606        $  29,492
Due after one year through
     four years                          26,314           25,773
Due after four years through
     eight years                          6,962            6,685
                                     ----------       -------------
                                     $   62,882        $  61,950
                                     ----------       -------------
                                     ----------       -------------

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

3.   ARRANGEMENTS WITH ALZA CORPORATION

     TDC was formed by ALZA for the purpose of selecting and developing new human pharmaceutical products combining ALZA's proprietary drug delivery technologies with various drug compounds, and commercializing such products, most likely through licensing to ALZA. In connection with the distribution to ALZA stockholders of a special dividend of units (each unit includes one share of TDC Class A Common Stock and one warrant to purchase one-eighth of one share of ALZA Common Stock at an exercise price of $65 per share), ALZA made a $250 million cash contribution to TDC's capital. The cash is being used primarily to fund activities under a development agreement (the "Development Contract") between ALZA and TDC pursuant to which ALZA conducts research and development activities on behalf of TDC. In accordance with TDC's Restated Certificate of Incorporation, on June 11, 1996, the Units separated into their component securities--TDC Class A Common Stock and ALZA warrants. As a result of the separation, both securities are listed and trade independently on the Nasdaq Stock Market. The trading symbol for the TDC Class A Common Stock is "TDCA".

     PRODUCT LICENSE OPTION. TDC has granted to ALZA an option to acquire, on a product-by-product and country-by-country basis, a perpetual, exclusive, royalty-bearing license to make, have made, use and sell any or all TDC Products (the "License Option"). If ALZA exercises its License Option for any TDC Product (a "Licensed TDC Product"), ALZA will pay the following royalties ("Product Royalties") to TDC:

     (a) if the Licensed TDC Product is sold by ALZA, Product Royalties of up to a maximum of 5% of ALZA's net sales of the Licensed TDC Product determined as follows: (i) 1% of net sales, other than sales to distributors or sublicensees who agree to pay royalties or make percentage of sales payments to ALZA or any affiliate of ALZA and in respect of which the Product Royalties are determined as provided in clause (b) below, plus (ii) an additional 0.1% of such net sales for each full $1 million of the Development Costs (as defined in the Development Contract) of the Licensed TDC Product paid by TDC; and

     (b) if the Licensed TDC Product is sold by a third party, Product Royalties of up to a maximum of 50% of third party payments to ALZA with respect to such Licensed TDC Product determined as follows: (i) 10% of such third party payments, plus (ii) an additional 1% of such third party payments for each full $1 million of the Development Costs of the Licensed TDC Product paid by TDC.

In each case, net sales and other third party payments will be reduced by the dollar amount of any license or similar payments due to third parties from ALZA with respect to the Licensed TDC Product. In addition, ALZA has the option to buy out TDC's right to receive Product Royalties with respect to any Licensed TDC Product on either a country-by-country or worldwide basis.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

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

     PURCHASE OPTION. ALZA has certain rights pursuant to the Restated Certificate of Incorporation of TDC to purchase all (but not less than all) of the TDC Class A Common Stock (the "Purchase Option"). Except as otherwise set forth below, the Purchase Option may be exercised by written notice to TDC at any time during the period ending on December 31, 1999; provided that such date will be extended for successive one year periods if, as of any June 30 beginning with June 30, 1999, TDC has not used at least 90% of all funds available for product development as set forth in the Development Contract. Notwithstanding the foregoing, the Purchase Option will terminate on the 60th day after the later of the filing or the due date of a Form 10-K or Form 10-Q of TDC containing a balance sheet showing less than $5 million of cash, cash equivalents and short-term and long-term investments. Based on TDC's current rate of expenditures on TDC Products, it can be expected that TDC's balance sheet will reach this threshold during the third quarter of 1997.

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

Based on information available at March 31, 1997, the Purchase Option Exercise Price is expected to be $100 million.

     At the time of exercise of the Purchase Option ALZA may decide, in its discretion, to pay the Purchase Option Exercise Price in cash, in ALZA Common Stock, or in any combination of cash and ALZA Common Stock.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

     ALZA has not made a decision as to whether it will exercise the Purchase Option. ALZA is under no obligation to exercise the Purchase Option and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made.

     For a more detailed discussion of the License Option, the Purchase Option and the arrangements between ALZA and TDC, see TDC's 1996 Annual Report on Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     NOTICE CONCERNING FORWARD-LOOKING STATEMENTS:- Some of the statements made in this quarterly report on Form 10-Q are forward-looking in nature, including but not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described are subject to the future occurrence of many events which are unpredictable or outside TDC's control (including without limitation any possible future actions by ALZA) and various risk factors, many of which are described in TDC's 1996 Annual Report on Form
10-K and include, without limitation, risks associated with technology and product development, risks relating to clinical development, changes in the health care marketplace, regulatory risks, risks related to patent and intellectual property matters, market acceptance of products (including third-party reimbursement) and competition and the risk of a lack of funds to complete development of products.

LIQUIDITY AND CAPITAL RESOURCES

     TDC was formed in November 1992 by ALZA and was fully capitalized and commenced operations in June 1993 with approximately $250 million in cash contributed by ALZA. At March 31, 1997, TDC had cash and cash equivalents, and short-term investments of approximately $62.2 million, as compared with approximately $85.3 million at December 31, 1996.

     TDC's cash expenditures for operating activities were approximately $23.4 million for the quarter ended March 31, 1997, as compared with $20.9 million for the quarter ended March 31, 1996. Cash expenditures for operating activities were approximately $186 million for the period from inception (November 1992) to March 31, 1997 and differ from TDC's net losses of approximately $202 million for the same period due primarily to the amount payable to ALZA for research and development and amortization of organization expenses. TDC's remaining cash, plus interest earned thereon, less administrative expenses (including reasonable reserves for TDC's operations) will be used primarily to fund the development of TDC Products under the
Development Contract.   Funds not

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

immediately required for development activities and administrative expenses have been invested in low risk securities. TDC's investment portfolio includes investments in collateralized mortgage securities, U.S. Government securities, corporate notes, and asset backed notes. As TDC's funds continue to be utilized under the Development Contract, increasingly lower cash balances will be available for investment.

     At March 31, 1997, the cost of short-term investments exceeded their fair value by approximately $0.9 million.

     Based on TDC's current rate of expenditures on TDC Products, it is expected that funds available for product development will be exhausted during the third quarter of 1997 and product development funding by TDC will cease. However, several factors could impact the level and timing of TDC funding, including the discontinuation of the development of any TDC Products, any commercial arrangements between ALZA and other companies which would cause ALZA to exercise its License Option with respect to any TDC Product, any change in the number of projects advancing to or continuing in later stages of development or any acceleration or deceleration in the rate of spending on products currently in development or clinical activities.

     When cash available for product development is exhausted, which is anticipated to occur during the third quarter of 1997, certain critical timetables will be triggered. First, ALZA's Purchase Option with respect to all of TDC's Class A Common Stock will expire on the 60th day after the later of the filing or the due date of a Form 10-K or Form 10-Q of TDC containing a balance sheet showing less than $5 million of cash, cash equivalents and short-term and long-term investments. In addition, ALZA has the right, for 90 days after expiration of the Purchase Option, to license any or all TDC Products which have not yet been licensed, on a product-by-product and country-by-country basis. ALZA is under no obligation to exercise the Purchase Option or the License Option with respect to any TDC Product and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders at the time the decision is made. In the event that ALZA does not exercise the Purchase Option or the License Option for all TDC Products, TDC will not have funds to continue or complete development of any remaining products.

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

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

     The Board of Directors of TDC has initiated activities to establish a contingency plan for the continued operations of TDC in the event that ALZA chooses not to exercise the Purchase Option. Possible actions under the contingency plan, which could be implemented individually or in combination, include the sale or license of TDC Products for which ALZA has not exercised its License Option, either worldwide or for countries for which ALZA has not exercised its option; the sale of TDC's rights to future payments with respect to TDC Products licensed by ALZA, the sale of TDC's rights to future payments from ALZA with respect to all technology developed or otherwise obtained pursuant to the Development Contract ("Developed Technology"); and exploring alternative funding sources to continue or complete development of TDC Products not licensed by ALZA. TDC's Board will review the contingency plan on a regular basis. In the event that ALZA does not exercise the Purchase Option, there can be no assurance that the contingency plan will result in returns to TDC stockholders.

     The Board has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain an adequate reserve to ensure TDC's ability to meet its operating cash needs through at least December 31, 1997.

RESULTS OF OPERATIONS

     Revenues, consisting of net interest and investment income earned on invested funds, were approximately $0.7 million for the quarter ended March 31, 1997, as compared with approximately $2.7 million for the quarter ended March 31, 1996. Revenues totaled approximately $35.0 million for the period from inception (November 1992) to March 31, 1997. As TDC's funds are utilized under the Development Contract, lower cash balances are available for investment, and therefore net interest income continues to decrease.
TDC anticipates that the only income to TDC will be interest income and sublicensing revenues, if any, resulting from ALZA's exercise of its License Option for any TDC Product.

     TDC spent approximately $22.2 million on research and development activities in the quarter ended March 31, 1997, as compared with approximately $21.6 million in the quarter ended March 31, 1996. Research and development expenses have totaled approximately $227.6 million for the period from inception (November 1992) to March 31, 1997. TDC's research and development expenses are expected to continue at approximately current levels during the second and third quarters of 1997, subject to the occurrence of various events which could affect the level and timing of TDC's expenditures on research and development as described above.

     TDC incurred general and administrative expenses of approximately $0.7 million for the quarter ended March 31, 1997 as compared with $0.6 million for the quarter ended March 31, 1996. General and administrative expenses totaled approximately $10.1 million

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

for the period from inception (November 1992) to March 31, 1997. Expenses incurred by TDC under its administrative services agreement with ALZA were approximately $48,000 for the quarter ended March 31, 1997, as compared with approximately $49,000 for the quarter ended March 31, 1996. The expenses incurred under such agreement for the period from inception (November 1992) to March 31, 1997 were approximately $662,000.

     TDC reported a net loss of approximately $22.2 million or $2.87 per common share for the quarter ended March 31, 1997, as compared with a net loss of approximately $19.5 million or $2.51 per common share for the quarter ended March 31, 1996. TDC had a net loss of approximately $202.4 million for the period from inception (November 1992) to March 31, 1997. The increasing net loss resulted primarily from the increase in development activities during the relevant periods. It is anticipated that TDC will continue to record significant net losses as products enter or continue in later stages of development, if additional products are accepted by TDC for development, and as investment income decreases as funds available for investment are reduced.

     For the quarter ended March 31, 1997 and the period from inception (November 1992) to March 31, 1997, the provision for income taxes was not material.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

PART II            OTHER INFORMATION

Item 6.            EXHIBITS AND REPORTS ON FORM 8-K

     (a)           Exhibits:

                   10.8    Agreement and Amendment No. 1 to License
                           Agreement between ALZA Corporation and Therapeutic Discovery Corporation dated February 10, 1997.

                   27      Financial Data Schedule

     (b)  No reports on Form 8-K were filed during the quarter.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                March 31, 1997

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Therapeutic Discovery Corporation



Date:  May 13, 1997                     By:      /s/  Gary L. Neil
                                          ------------------------------------
                                                      Gary L. Neil
                                                     President and
                                                Chief Executive Officer



Date:  May 13, 1997                     By:     /s/  David R. Hoffmann
                                          ------------------------------------
                                                     David R. Hoffmann
                                                  Vice President, Finance
                                                 (Principal Financial and
                                                    Accounting Officer)

                                   EXHIBIT INDEX

EXHIBIT

 10.8 Agreement and Amendment No. 1 to License Agreement between ALZA Corporation and Therapeutic Discovery
          Corporation dated February 10, 1997.

 27       Financial Data Schedule