Form 10-Q
period 1997-06-30
THERAPEUTIC DISCOVERY CORP
filed 1997-08-14
CIK 899753

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


  X       Quarterly Report Pursuant To Section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934

          For the quarterly period ended JUNE 30, 1997
                                         -------------

                                       or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
 ---      Exchange Act of 1934

          For the transition period from ______ to ______

                         Commission File Number 0-21478

                        THERAPEUTIC DISCOVERY CORPORATION
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Delaware                                 94-3173191
-------------------------------------------          -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

1454 Page Mill Road, Suite 220, P.O. Box 10051, Palo Alto, CA   94303-0806
-------------------------------------------------------------   ----------
            (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (650) 496-8200
                                                   --------------

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

Number of shares outstanding of each of the registrant's classes of common stock as of August 12, 1997

Class A Common Stock, $.01 par value - 7,734,424 shares

Class B Common Stock, $.01 par value -       100 shares

Part I.   FINANCIAL INFORMATION

Item 1.   Financial Statements
          --------------------


                        THERAPEUTIC DISCOVERY CORPORATION
                          (a development stage company)

                       Statement of Operations (unaudited)
           (in thousands, except number of shares and per share data)

                                                                                                                   Period From
                                                           Three Months Ended             Six Months Ended          Inception
                                                                 June 30,                     June 30,           (November 1992)
                                                           1997           1996           1997           1996    to June 30, 1997
                                                        ---------       --------       --------       --------  ----------------
REVENUES:

  Net interest and investment income                   $      838      $   1,993      $   1,505      $   4,665     $  35,841

EXPENSES:
  Research and development
    paid to ALZA Corporation                               26,375         28,312         48,616         49,886       253,995

General and administrative                                    513            705          1,168          1,254        10,624
                                                       ----------    -----------      ---------      ---------    ----------
    Total expenses                                         26,888         29,017         49,784         51,140       264,619
                                                       ----------    -----------      ---------      ---------    ----------

Loss before tax                                           (26,050)       (27,024)       (48,279)       (46,475)   $ (228,778)

Income tax                                                      -              -              -              -           301
                                                       ----------    -----------      ---------      ---------    ----------

Net loss                                               $  (26,050)   $   (27,024)     $ (48,279)     $ (46,475)   $ (228,477)
                                                       ----------    -----------      ---------      ---------    ----------
                                                       ----------    -----------      ---------      ---------    ----------

Net loss per common share                               $   (3.37)    $    (3.49)      $  (6.24)      $  (6.01)
                                                       ----------    -----------      ---------      ---------
                                                       ----------    -----------      ---------      ---------

Weighted average common shares                          7,734,524      7,734,524      7,734,524      7,734,524
                                                       ----------    -----------      ---------      ---------
                                                       ----------    -----------      ---------      ---------

                             See accompanying notes.

                        THERAPEUTIC DISCOVERY CORPORATION
                          (a development stage company)

                            Balance Sheet (unaudited)
           (in thousands, except number of shares and per share data)


ASSETS                                                   June 30,   December 31,
                                                           1997         1996
                                                       ----------   ------------
Current assets:
   Cash and cash equivalents                           $    1,913    $  10,597
   Short-term investments                                  36,643       74,707
   Interest receivable                                        448          809
   Prepaid expenses and other
      current assets                                          395        1,033
                                                       ----------    ---------

         Total current assets                              39,399       87,146

Long-term assets:
   Employee loans, long-term                                  300          300
   Prepaid expenses and other
      long-term assets                                          -            -
   Organization costs, (net of
      accumulated amortization)                               776        1,014
                                                       ----------    ---------

Total assets                                           $   40,475    $  88,460
                                                       ----------    ---------
                                                       ----------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Payable to ALZA Corporation                          $  18,445    $  19,129
   Accounts payable and other current liabilities              22           72
                                                       ----------    ---------

      Total current liabilities                            18,467       19,201

Long-term liabilities:
   Deferred compensation                                      229          115

Total liabilities

Stockholders' equity:
   Class A Common Stock, $.01 par
      value, 12,000,000
      shares authorized, 7,734,424
      issued and outstanding                                   77           77
   Class B Common Stock, $.01 par
      value, 100 shares authorized,
      issued and outstanding                                    -            -
   Additional paid-in capital                             251,650      251,650
   Net unrealized losses on
      available-for-sale securities                          (493)      (1,166)
   Deficit accumulated during the
      development stage                                  (228,477)    (180,198)
   Deferred compensation                                     (978)      (1,219)
                                                       ----------    ---------

      Total stockholders' equity                           21,779       69,144
                                                       ----------    ---------

Total liabilities and stockholders' equity              $  40,475    $  88,460
                                                       ----------    ---------
                                                       ----------    ---------

                             See accompanying notes.

                        THERAPEUTIC DISCOVERY CORPORATION
                          (a development stage company)

           Condensed Consolidated Statement of Cash Flows (unaudited)
                                  (in thousands)

                                                                                     Period From
                                                           Six Months Ended           Inception
                                                                June 30,          (November 1992) to
                                                          1997           1996       June 30, 1997
                                                      -----------    -----------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                              $  (48,279)    $  (46,475)   $  (228,477)
Adjustments to reconcile net loss
   to net cash used in operating
      activities:
   Amortization of organization costs                        238            358          2,804
   Amortization of deferred compensation                     241             82            969
    (Increase) decrease in assets:
      Interest receivable                                    361            (81)          (448)
      Other receivable                                         -              -           (252)
      Organization costs                                       -              -         (3,581)
      Prepaid expenses and other assets                      638             52           (143)
   Increase (decrease) in liabilities:
      Payable to ALZA Corporation                           (684)         3,924         18,445
      Accounts payable and other current liabilities         (50)           (52)            22
      Long-term liabilities                                  114             12            229
                                                      ----------     ----------    -----------
         Total adjustments                                   858          4,295         18,045
                                                      ----------     ----------    -----------
            Net cash used in operating
               activities                                (47,421)       (42,180)      (210,432)

CASH FLOWS FROM INVESTING ACTIVITIES:

   Investments in available-for-sale
      securities                                               -        (25,667)    (1,363,067)
   Sale of available-for-sale securities                  35,737         58,503        622,411
   Maturities of available-for-sale
      securities                                           3,000          8,070        703,523
   Employee loans, long-term                                   -              -           (300)
                                                      ----------     ----------    -----------
            Net cash provided by
                (used in) investing activities            38,737         40,906        (37,433)

CASH FLOWS FROM FINANCING ACTIVITIES:

   Issuance of Class B Common Stock                            -              -              2
   Issuance of Class A Common Stock                            -              -        249,998
   Issuance costs                                              -              -           (222)
                                                      ----------     ----------    -----------
            Net cash provided by financing
               activities                                      -              -        249,778
                                                      ----------     ----------    -----------

Net increase (decrease) in cash and
   cash equivalents                                       (8,684)        (1,274)         1,913

Cash and cash equivalents at beginning of period          10,597         13,314              -
                                                      ----------     ----------    -----------

Cash and cash equivalents at end of period             $   1,913       $ 12,040     $    1,913
                                                      ----------     ----------    -----------
                                                      ----------     ----------    -----------


                             See accompanying notes.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997


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

     Under generally accepted accounting principles, TDC is considered a development stage company and, accordingly, must present financial information for the three and six months ended June 30, 1997 and 1996 and for the period from inception (November 1992) to June 30, 1997.

    The information at June 30, 1997, for the three and six months ended June 30, 1997 and 1996, and the period from inception (November 1992) to June 30, 1997 is unaudited, but includes all adjustments (consisting only of normal recurring adjustments) which the management of TDC believes necessary for fair presentation of the results for such periods. Interim results are not necessarily indicative of results for a full year. The financial statements should be read in conjunction with the audited financial statements of TDC for the year ended December 31, 1996 included in TDC's 1996 Annual Report on Form 10-K.

2.  SHORT-TERM INVESTMENTS

    TDC has classified its entire investment portfolio as available-for-sale. TDC's investment portfolio is available for current operations and, therefore, has been classified as a current asset. Investments in the available-for-sale category are carried at fair market value with unrealized losses recorded as a separate component of stockholders' equity. At June 30, 1997, net unrealized losses on available-for-sale securities were approximately $0.5 million. The cost of securities when sold is based upon specific identification.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997


The following is a summary of available-for-sale securities at June 30, 1997:

                                                   Available-for-Sale Securities
                                                   -----------------------------
                                                                                   Estimated
                                                      Unrealized    Unrealized        Fair
(in thousands)                           Cost            Gains        Losses         Value
                                      ---------       ----------    ----------     ---------
U.S. Treasury securities
  and obligations of U.S.
  government agencies                 $  23,159           $  0       $  (300)      $  22,859

Collateralized mortgage
  obligations and asset
  backed securities                       3,997              0          (125)          3,872

Corporate securities                     10,634              0          ( 68)         10,566
                                      ---------           ----       -------       ---------
                                      $  37,790           $  0       $  (493)      $  37,297
                                      ---------           ----       -------       ---------
                                      ---------           ----       -------       ---------

    The amortized cost and estimated fair value of debt and marketable securities at June 30, 1997, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

                                                     Estimated
                                                        Fair
(in thousands)                           Cost           Value
                                      ---------      ---------
Due in one year or less               $  17,177      $  17,085
Due after one year through
  four years                             13,676         13,438
Due after four years through
  eight years                             6,937          6,774
                                      ---------      ---------
                                      $  37,790      $  37,297
                                      ---------      ---------
                                      ---------      ---------

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997

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

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997


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

     PURCHASE OPTION. ALZA has certain rights pursuant to the Restated Certificate of Incorporation of TDC to purchase all (but not less than all) of the TDC Class A Common Stock (the "Purchase Option"). Except as otherwise set forth below, the Purchase Option may be exercised by written notice to TDC at any time during the period ending on December 31, 1999; provided that such date will be extended for successive one year periods if, as of any June 30 beginning with June 30, 1999, TDC has not used at least 90% of all funds available for product development as set forth in the Development Contract. Notwithstanding the foregoing, the Purchase Option will terminate on the 60th day after the later of the filing or the due date of a Form 10-K or Form 10-Q of TDC containing a balance sheet showing less than $5 million of cash, cash equivalents and short-term and long-term investments. Based on TDC's current rate of expenditures on TDC Products, TDC's balance sheet will reach this threshold during the third quarter of 1997.

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

Based on information available at June 30, 1997, the Purchase Option Exercise Price is expected to be $100 million.

     At the time of exercise of the Purchase Option ALZA may decide, in its discretion, to pay the Purchase Option Exercise Price in cash, in ALZA Common Stock, or in any combination of cash and ALZA Common Stock.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   NOTICE CONCERNING FORWARD-LOOKING STATEMENTS:- Some of the statements made in this quarterly report on Form 10-Q are forward-looking in nature, including but not limited to statements that are not historical facts and statements including forms of the words "intend", "believe", "will", "may", "could", "expect", "anticipate", "possible" and similar terms. The occurrence of the events described, and the achievement of the intended results, are subject to the future occurrence of many events some or all of which are unpredictable or outside TDC's control (including without limitation any possible future actions by ALZA) and various risk factors, many of which are described in TDC's 1996 Annual Report on Form 10-K and include, without limitation, risks associated with technology and product development, risks relating to clinical development, changes in the health care marketplace, regulatory risks, risks related to patent and intellectual property matters, market acceptance of products (including third-party reimbursement) and competition and the risk of a lack of funds to complete development of products.

LIQUIDITY AND CAPITAL RESOURCES

   TDC was formed in November 1992 by ALZA and was fully capitalized and commenced operations in June 1993 with approximately $250 million in cash contributed by ALZA. At June 30, 1997, TDC had cash and cash equivalents, and short-term investments of approximately $38.6 million, as compared with approximately $62.2 million at March 31,1997 and $85.3 million at December 31, 1996.

   TDC's cash expenditures for operating activities were approximately $47.4 million for the six months ended June 30, 1997, as compared with $42.3 million for the six months ended June 30, 1996. Cash expenditures for operating activities were approximately $210.4 million for the period from inception (November 1992) to June 30, 1997 and differ from TDC's net losses of approximately $228.5 million for the same period due primarily to the amount payable to ALZA for research and development and amortization of organization expenses. TDC's remaining cash, plus interest earned thereon, less administrative expenses (including reasonable reserves for TDC's operations) will be used primarily to fund the development of TDC Products under the Development Contract.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997


Funds not immediately required for development activities and administrative expenses have been invested in low risk securities. TDC's investment portfolio includes investments in collateralized mortgage securities, U.S. Government securities, corporate notes, and asset backed notes. TDC's funds continue to be utilized under the Development Contract, resulting in substantially lower cash balances available for investment than were available in the past.

   At June 30, 1997, the cost of short-term investments exceeded their fair value by approximately $0.5 million.

    All of TDC funds available for product development will be exhausted during the third quarter of 1997, and product development funding by TDC will then cease. Once TDC has expended all of its funds available for product development, ALZA will be required to determine, in its sole discretion, whether or not to exercise its Purchase Option with respect to all of the outstanding shares of TDC Class A Common Stock. The Purchase Option will expire, if not exercised, on the 60th day after TDC files a Form 10-K or Form 10-Q with the Securities and Exchange Commission containing a balance sheet showing less than an aggregate of $5 million in cash and cash equivalents, short-term and long-term investments. The expiration date for the Purchase Option will occur no later than January 13, 1998. Under the formula set forth in TDC's Restated Certificate of Incorporation, the Purchase Option exercise price is expected to be $100 million. The purchase price may be paid in cash, in ALZA common stock, or in any combination of the two, at the option of ALZA. If ALZA were to decide not to exercise the Purchase Option, ALZA would have the right, for an additional 90 days, to exercise its License Option with respect to any or all TDC Products which have not yet been licensed, on a product-by-product and country-by-country basis. In the event that ALZA does not exercise the Purchase Option or the License Option for all TDC Products, TDC will not have funds to continue or complete development of any remaining products.

    ALZA has agreed to fund certain TDC product development activities that are already underway and that will not be completed before TDC's funds are exhausted. Such funding by ALZA would begin, on a product-by-product basis, when TDC no longer has funds available to pay for such activities, and would continue until the exercise or the expiration of the Purchase Option and ALZA's license option for each TDC product, on a product-by-product and country-by-country basis. However, this undertaking is subject to ALZA's determination of the continued technical and commercial feasibility of the product and the compatibility of the product with ALZA's product portfolio and business objectives.

    ALZA has not yet determined whether it will exercise its Purchase Option or its License Option for any TDC Product (other than those already exercised) and will do so only if ALZA determines that it is in the best interests of ALZA and its stockholders.

     The Board of Directors of TDC (the "Board") established a contingency plan for the continued operations of TDC in the event that ALZA chooses not to exercise the Purchase Option. Possible actions under the contingency plan, which could be implemented

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997

individually or in combination, include the sale or license of TDC Products for which ALZA has not exercised its License Option, either worldwide or for countries for which ALZA has not exercised its option; the sale of TDC's rights to future payments with respect to TDC Products licensed by ALZA, the sale of TDC's rights to future payments from ALZA with respect to all technology developed or otherwise obtained pursuant to the Development Contract ("Developed Technology"); and exploring alternative funding sources to continue or complete development of TDC Products not licensed to ALZA. The Board has reviewed the contingency plan on a regular basis. In the event that ALZA does not exercise the Purchase Option, there can be no assurance that the contingency plan will result in returns to TDC stockholders.

     The Board has the right, under its agreements with ALZA, to take necessary steps to cease development funding and maintain an adequate reserve to ensure TDC's ability to meet its operating cash needs. The Board has established a reserve that should be adequate to provide for continued operations through at least July 1998.

RESULTS OF OPERATIONS

   Revenues, consisting of net interest and investment income earned on invested funds, were approximately $0.8 million and $1.5 million for the three and six months ended June 30, 1997, as compared with approximately $2.0 million and $4.7 million for the three and six months ended June 30, 1996. Revenues totaled approximately $35.8 million for the period from inception (November 1992) to June 30, 1997. As TDC's funds have been utilized under the Development Contract, lower cash balances have been available for investment, and therefore net interest income continues to decrease. TDC anticipates that the only income to TDC will be decreasing interest income and sublicensing revenues, if any, resulting from ALZA's exercise of its License Option for any TDC Product.

   TDC spent approximately $26.4 million and $48.6 million on research and development activities in the three and six months ended June 30, 1997, as compared with approximately $28.3 million and $49.9 million in the three and six months ended June 30, 1996. Research and development expenses have totaled approximately $254 million for the period from inception (November
1992) to June 30, 1997. TDC's research and development expenses are expected to continue at approximately current levels until TDC's cash available for product development is utilized. TDC's remaining cash available for research and development will be exhausted during the third quarter of 1997.

   TDC incurred general and administrative expenses of approximately $0.5 million and $1.2 million for the three and six months ended June 30, 1997, as compared with $0.7 million and $1.3 million for the three and six months ended June 30, 1996. General and administrative expenses totaled approximately $10.6 million for the period from inception (November 1992) to June 30, 1997. Expenses incurred by TDC under its administrative services agreement with ALZA were approximately $63,000 and $111,000 for the three

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997


and six months ended June 30, 1997, as compared with approximately $21,000 and $70,000 for the three and six months ended June 30, 1996. The expenses incurred under such agreement for the period from inception (November 1992) to June 30, 1997 were approximately $725,000.

   TDC reported a net loss of approximately $26.0 million or $3.37 per common share and $48.3 million or $6.24 per common share for the three and six months ended June 30, 1997, as compared with a net loss of approximately $27.0 million or $3.49 per common share and $46.5 million or $6.01 per common share for the three and six months ended June 30, 1996. TDC had a net loss of approximately $228.5 million for the period from inception (November 1992) to June 30, 1997. It is anticipated that TDC will continue to record net losses; however, product development funded by TDC will cease when cash available for research and development is exhausted by the end of the third quarter 1997, and TDC losses therefore will be substantially less than in prior periods.

   For the quarter ended June 30, 1997 and the period from inception (November 1992) to June 30, 1997, the provision for income taxes was not material.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997


PART II   OTHER INFORMATION

Item 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a)   The annual meeting of stockholders of TDC was held on May 8, 1997.

    (b) At the annual meeting, stockholders approved the following proposal:

          Election of Director:
                                             Votes           Votes
                                              For           Against
                                           ---------        -------
          Gary L. Neil, Ph.D.              7,210,509        11,955

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits:

          10.9 Letter Agreement Amending Form of License Agreement and Regarding Reserves between Therapeutic Discovery Corporation and ALZA Corporation.

           27   Financial Data Schedule


   (b)    No reports on Form 8-K were filed during the quarter.

                                             THERAPEUTIC DISCOVERY CORPORATION
                                                 (a development stage company)
                                                                June 30, 1997

                            SIGNATURES



   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Therapeutic Discovery Corporation



Date:  August 13, 1997             By:     /s/  Gary L. Neil
                                       ------------------------------------
                                                Gary L. Neil
                                               President and
                                          Chief Executive Officer



Date:  August 13, 1997             By:     /s/  David R. Hoffmann
                                       ------------------------------------
                                              David R. Hoffmann
                                           Vice President, Finance
                                           (Principal Financial and
                                               Accounting Officer)

                                    EXHIBIT INDEX


Exhibit
-------
10.9 Letter Agreement Amending Form of License Agreement and Regarding Reserves between Therapeutic Discovery Corporation and ALZA Corporation.

 27         Financial Data Schedule